Form 10QSB
period 2003-05-31
NORTHWARD VENTURES INC
filed 2003-09-22
CIK 1193158

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  May 31, 2003
                                     --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     333-100261
                            -----------------


                             NORTHWARD VENTURES INC.
    -----------------------------------------------------------------------
-
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0377543
---------------------------------             -----------------------------
---
(State  or  other jurisdiction of              (IRS Employer Identification
No.)
 incorporation or organization)


1066 West Hastings Street, Suite 2120
Vancouver, British Columbia                               V6E 3X1
----------------------------------------      -----------------------------
---
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-562-6660
                                              ------------------------------

                                     None
    ------------------------------------------------------------------------
                       (Former name, former address and former fiscal year,
                                     if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,210,000 shares of $0.001 par value common stock outstanding as of July 16, 2003.












                             NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)


                     UNAUDITED INTERIM FINANCIAL STATEMENTS


                                 MAY 31, 2003
                           (Stated in U.S. Dollars)
                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                            INTERIM BALANCE SHEET
                                (Unaudited)
                           (Stated in U.S. Dollars)



                                               MAY 31    AUGUST 31
                                                2003      2002
                                               -------------------
ASSETS

Current
Cash                                           $34,240  $ 55,334
Prepaid expenses                                -         2,500
                                               -----------------
                                               $34,240  $ 57,834
                                               =================
LIABILITIES

Current
Accounts payable and accrued liabilities       $500     $ 2,050
                                               -----------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
4,210,000 common shares                         4,210     4,210

Additional paid-in capital                      72,790    72,790

Deficit  Accumulated During  The  Exploration  (43,260)  (21,216)
Stage                                           ----------------
                                                33,740    55,784
                                                ----------------
                                               $34,240  $ 57,834
                                                ================


                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                          INTERIM STATEMENT OF LOSS
                                 (Unaudited)
                           (Stated in U.S. Dollars)



                                                        PERIOD
                                                         FROM
                                                        DATE OF
                                   THREE      NINE     INCEPTION
                                   MONTHS    MONTHS     JUNE 18
                                   ENDED      ENDED     2002 TO
                                   MAY 31    MAY 31     MAY 31
                                    2003      2003       2003

Expenses
Consulting fees                  $ -        $ -        $ 6,000
Filing fees                        616        2,987      2,987
Office and sundry                  264        672        838
Professional fees                  5,445      13,385     18,435
Mineral     property      option   -          -          8,000
payments (Note 4)
Mineral   property   exploration   5,000      5,000      7,000
expenditures                      -----------------------------

Net Loss For The Period          $ 11,325   $ 22,044   $ 43,260
                                  =============================

Basic   And  Diluted  Loss   Per $ (0.01)   $ (0.01)
Share                             =============================


Weighted Average Number Of
Shares Outstanding               4,210,000  4,210,000







                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                       INTERIM STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)



                                                        PERIOD
                                                         FROM
                                                        DATE OF
                                     THREE     NINE    INCEPTION
                                     MONTHS   MONTHS    JUNE 18
                                     ENDED    ENDED     2002 TO
                                     MAY 31   MAY 31    MAY 31
                                      2003     2003      2003
                                     --------------------------
Cash    Flows    From    Operating
Activities
Net loss for the period            $(11,325)$(22,044)$(43,260)


Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Prepaid expenses                      450      2,500     -
Accounts   payable   and   accrued    -       (1,550)    500
liabilities                          -----------------------------
                                    (10,875) (21,094) (42,760)


Cash Flows From Financing Activity
Share capital issued                  -        -         77,000

(Decrease) Increase In Cash         (10,875) (21,094)    34,240


Cash, Beginning Of Period            45,115   55,334    -
                                    -------------------------------
Cash, End Of Period                 $ 34,240 $ 34,240  $ 34,240
                                    ===============================












                            NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)

                   INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                                MAY 31, 2003
                                 (Unaudited)
                          (Stated in U.S. Dollars)



                           COMMON STOCK
                                      ADDITION
                                      AL PAID-
                     SHARES   AMOUNT     IN    DEFICIT   TOTAL
                                      CAPITAL

Opening balance,
 June 18, 2002       -        $-      $ -      $ -      $ -

June 2002 - Shares
issued for cash at   2,000,000  2,000    -        -        2,000
$0.001

July 2002 - Shares
issued for cash at   1,000,000  1,000    9,000    -        10,000
$0.01

July 2002 - Shares   1,200,000  1,200    58,800   -        60,000
issued for cash at
$0.05

August 2002 - Shares
issued for cash at   10,000    10       4,990    -        5,000
$0.50

Net loss for the     -         -        -        (21,216)(21,216)
period              ------------------------------------------------

Balance, August 31,  4,210,000 4,210   72,790   (21,216)  55,784
2002

Net loss for the     -         -        -       (22,044) (22,044)
period              ------------------------------------------------

Balance, May 31,     4,210,000 $4,210  $ 72,790 $ (43,260)$ 33,740
2003                ================================================

                           NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                    NOTES TO INTERIM FINANCIAL STATEMENTS

                               MAY 31, 2003
                               (Unaudited)
                        (Stated in U.S. Dollars)


1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of May 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2002 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

  a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on June 18, 2002.

  b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $43,260 for the period from June 18, 2002
     (inception) to May 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.







                           NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                    NOTES TO INTERIM FINANCIAL STATEMENTS

                               MAY 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)


3.SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.
  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

  The  financial  statements have, in management's opinion,  been  properly
  prepared   within  reasonable  limits  of  materiality  and  within   the
  framework of the significant accounting policies summarized below:

  a)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.





                            NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                   (Unaudited)
                             (Stated in U.S. Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.


4.MINERAL PROPERTY INTEREST

  The Company has entered into an option agreement, dated July 29, 2002, to acquire a 70% interest in three mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In order to earn its interests, the Company made cash payments totalling $8,000 on signing and must incur exploration expenditures totalling $200,000 as follows:

  Exploration expenditures:

  -    $25,000 by July 31, 2003;
  -    A further $175,000 by July 31, 2004.

  The properties are subject to a 1% net smelter return royalty.


5.    CONTINGENCY

  Mineral Property

  The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.












Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the North Manchester Property. We anticipate that the program will cost approximately $25,000.

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000.

We are able to proceed with phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement respecting the North Manchester Property for the period through July 31, 2003.

We commenced Phase 1 of our exploration program on April 23, 2003. We anticipate completing this initial program in late July or early August 2003. We anticipate proceeding with phase two of the exploration program, if warranted, in 2004. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

Results Of Operations for Nine-Month Period Ended May 31, 2003

We incurred operating expenses in the amount of $22,044 for the nine-month period ended May 31, 2003 including professional fees of $13,385, mineral property exploration expenditures on the North Manchester Property of $5,000, filing fees of $2,987 and office and sundry costs of $672.

At quarter end, we had cash on hand of $34,240. Our liabilities at the same date totaled $500 and consisted of accounts payable and accrued liabilities.











PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

99.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three month period ended May 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Northward Ventures Inc.

                                                 /s/ Michael Waggett
                                             ---------------------------
                                             Michael Waggett
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: July 16, 2003

                                             Northward Ventures Inc.

                                                 /s/ Suzette Lewis
                                             ---------------------------
                                             Suzette Lewis
                                             Secretary, Treasurer, Chief
                                             Financial Officer and Director
                                             (Principal Financial Officer)
                                             Dated: July 16, 2003





                                 Exhibit 99.1

                                CERTIFICATION

I, Michael Waggett, President and Chief Executive Officer of Northward Ventures Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northward Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 16, 2003                    /s/ Michael Waggett
                                     --------------------------------
                                        Michael Waggett
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)





                               Exhibit 99.2

                              CERTIFICATION

I, Suzette Lewis, Secretary, Treasurer and Chief Financial Officer of Northward Ventures Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northward Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 16, 2003                               /s/  Suzette Lewis
                                            ------------------------------
                                             Suzette Lewis
                                             Secretary, Treasurer & C.F.O.
                                             (Principal Financial Officer)