Form 10QSB/A
period 2003-05-31
NORTHWARD VENTURES INC
filed 2003-10-20
CIK 1193158

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               Amendment No. 1 To
                                  FORM 10-QSB

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
                            -----------------


                             NORTHWARD VENTURES INC.
    ---------------------------------------------------------------------

       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                       98-0377543
---------------------------------             ---------------------------

(State  or  other jurisdiction of (IRS Employer Identification
No.)(incorporation or organization)


1066 West Hastings Street, Suite 2120
Vancouver, British Columbia                             V6E 3X1
----------------------------------------      ---------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:       604-562-6660
                                               --------------------------

                                      None
       ------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

This amendment no.1 to quarterly report on form 10-QSB hereby amends the original report in form 10-QSB filed on September 22, 2002 In order to include the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

Item. 1.  Financial Statements

                             NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)


                     UNAUDITED INTERIM FINANCIAL STATEMENTS


                                 MAY 31, 2003
                           (Stated in U.S. Dollars)
                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                            INTERIM BALANCE SHEET
                                (Unaudited)
                           (Stated in U.S. Dollars)



                                               MAY 31    AUGUST 31
                                                2003      2002
                                               -------------------
ASSETS

Current
Cash                                           $34,240  $  55,334
Prepaid expenses                                -           2,500
                                               -------------------
                                               $34,240  $  57,834
                                               ===================
LIABILITIES

Current
Accounts payable and accrued liabilities       $   500  $   2,050
                                               -------------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
4,210,000 common shares                          4,210      4,210

Additional paid-in capital                      72,790     72,790

Deficit Accumulated During  The  Exploration   (43,260)   (21,216)
                                               -------------------
                                                33,740     55,784
                                               -------------------
                                               $34,240  $  57,834
                                               ===================

                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                          INTERIM STATEMENT OF LOSS
                                 (Unaudited)
                           (Stated in U.S. Dollars)

                                                          PERIOD
                                                           FROM
                                                          DATE OF
                                  THREE       NINE      INCEPTION
                                  MONTHS     MONTHS      JUNE 18
                                  ENDED       ENDED      2002 TO
                                  MAY 31     MAY 31      MAY 31
                                   2003       2003        2003
                                ---------------------------------
Expenses
Consulting fees                 $       -   $       -   $   6,000
Filing fees                           616       2,987       2,987
Office and sundry                     264         672         838
Professional fees                   5,445      13,385      18,435
Mineral property option                 -           -       8,000
payments (Note 4)
Mineral   property exploration      5,000       5,000       7,000
expenditures                    ---------------------------------

Net Loss For The Period         $  11,325   $  22,044    $ 43,260
                                =================================

Basic And Diluted Loss Per      $   (0.01)  $   (0.01)
Share                           =================================



Weighted Average Number Of
Shares Outstanding              4,210,000   4,210,000

                            NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                       INTERIM STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)



                                                          PERIOD
                                                           FROM
                                                          DATE OF
                                     THREE       NINE    INCEPTION
                                     MONTHS     MONTHS    JUNE 18
                                     ENDED      ENDED     2002 TO
                                     MAY 31     MAY 31    MAY 31
                                      2003       2003      2003
                                   -------------------------------
Cash Flows From Operating
Activities
Net loss for the period            $(11,325)  $(22,044)  $(43,260)


Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities Prepaid expenses             450      2,500          -
Accounts payable and accrued              -     (1,550)       500
liabilities                        -------------------------------
                                    (10,875)   (21,094)   (42,760)


Cash Flows From Financing Activity
Share capital issued                      -          -     77,000
Decrease) Increase In Cash          (10,875)   (21,094)    34,240


Cash, Beginning Of Period            45,115     55,334          -
                                   -------------------------------
Cash, End Of Period                 $34,240    $34,240   $ 34,240
                                    ==============================

                            NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)

                   INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                                MAY 31, 2003
                                 (Unaudited)
                          (Stated in U.S. Dollars)



                                         ADDITIONAL
                                            PAID-
                        COMMON STOCK         IN
                      SHARES     AMOUNT    CAPITAL  DEFICIT   TOTAL
Opening balance,
 June 18, 2002                -  $    -  $     -    $     -  $      -

June 2002 - Shares
issued for cash at    2,000,000   2,000        -          -     2,000
$0.001

July 2002 - Shares
issued for cash at    1,000,000   1,000    9,000          -    10,000
$0.01

July 2002 - Shares    1,200,000   1,200   58,800          -    60,000
issued for cash at
$0.05

August 2002 - Shares
issued for cash at       10,000      10    4,990          -     5,000
$0.50

Net loss for the              -       -        -    (21,216)  (21,216)
period                ------------------------------------------------

Balance, August 31,   4,210,000   4,210   72,790    (21,216)   55,784
2002

Net loss for the              -       -        -    (22,044)  (22,044)
period                ------------------------------------------------

Balance, May 31,      4,210,000  $4,210  $72,790  $ (43,260)  $33,740
2003                  ================================================

                           NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                    NOTES TO INTERIM FINANCIAL STATEMENTS

                               MAY 31, 2003
                               (Unaudited)
                        (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

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


2.   NATURE OF OPERATIONS

     a) Organization The Company was incorporated in the State of Nevada, U.S.A., on June 18, 2002.
     b) Exploration Stage Activities. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.
     c) Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $43,260 for the period from June 18, 2002 (inception) to May 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           NORTHWARD VENTURES INC.
                        (An Exploration Stage Company)

                    NOTES TO INTERIM FINANCIAL STATEMENTS

                               MAY 31, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)Mineral Property Option Payments and Exploration Costs. The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

     b)Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

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

                            NORTHWARD VENTURES INC.
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                   (Unaudited)
                             (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)Basic and Diluted Loss Per Share. In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.


4.   MINERAL PROPERTY INTEREST

     The Company has entered into an option agreement, dated July 29, 2002, to acquire a 70% interest in three mineral claims located in the Sudbury Mining District in Ontario, Canada.

     In order to earn its interests, the Company made cash payments totaling $8,000 on signing and must incur exploration expenditures totaling $200,000 as follows:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K


31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended May 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Northward Ventures Inc.

                                                 /s/ Michael Waggett
                                             ---------------------------
                                             Michael Waggett
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Date: Oct 17, 2003

                                             Northward Ventures Inc.

                                                 /s/ Suzette Lewis
                                             --------------------------
                                             Suzette Lewis
                                             Secretary, Treasurer, Chief
                                             Financial Officer and Director
                                             (Principal Financial Officer)
                                             Dated: Oct 17, 2003