Form 10KSB
period 2003-08-31
NORTHWARD VENTURES INC
filed 2003-10-24
CIK 1193158

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2003
                                              ---------------

TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________


                       Commission file number: 333-100261
                                               ----------


                            NORTHWARD VENTURES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                           98-0377543
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                      1066 West Hastings Street, Suite 2120
                  Vancouver, British Columbia, Canada  V6E 3X1
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 562-6660
                                 --------------
               Registrant's telephone number, including area code

        Securities to be registered pursuant to Section 12(b) of the Act:

      Title of each class                    Name of each exchange on which
      to be so registered                    each class is to be registered

           None                                          None

Securities  to  be  registered  pursuant  to  Section  12(g)  of  the  Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

                  Yes      X                    No
                        ------                      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  Yes      X                    No
                        ------                      ------


State  issuer's  revenues  for  its  most  recent  fiscal  year:    Nil
                                                                -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $210,500 as at August 31, 2003
                         ------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                    4,210,000
                                    ---------

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE
ITEM 1:  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .     4
ITEM 2:  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .    11
ITEM 3:  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .    11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . .    11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .    12
ITEM 7:  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .    13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES . . .. . . . . . . . . . . . . . . . .    22
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. .    22
ITEM 10:  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .    23
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    24
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .    25
ITEM 13:  EXHIBITS AND REPORTS . . . . . . . . . . . . . . . . . . . . .    25

                                     PART I

                        ITEM 1:  DESCRIPTION OF BUSINESS
IN GENERAL

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claim described below under the heading "North Manchester Property Option Agreement". Our plan of operation is to conduct exploration work on the North Manchester Property in order to ascertain whether this claim possesses economic quantities of copper, nickel, platinum or palladium. There can be no assurance that economic mineral deposits, or reserves, exist on the North Manchester Property until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

NORTH MANCHESTER PROPERTY OPTION AGREEMENT

We have obtained the option to acquire a 70% interest, subject to a 1% net smelter returns royalty in favor of the vendor, in a mineral claim situated in the Province of Ontario, Canada. A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. We refer to these mineral claims as the North Manchester Property.

We acquired our interest in the North Manchester Property pursuant to an agreement dated July 29, 2002, as amended, between Klondike Bay Resources and us. Klondike Bay Resources is the owner of the North Manchester Property. We paid cash consideration to Klondike Bay Resources for the grant of the option in the amount of $8,000 on July 29, 2002, concurrent with the execution of the option agreement. The option agreement was negotiated as an arm's length transaction. We are entitled to exercise the option to acquire the 70% interest in the North Manchester Property when we have:

(A) paid Klondike Bay Resources $8,000, which we paid upon the execution of the option agreement;

(B) incurred an aggregate of $200,000 in property exploration expenditures on the North Manchester Property within the following periods:

     (1)  $25,000 by November 30, 2003; and

     (2)  a further $175,000 by July 31, 2004.

In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Klondike Bay Resources the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in the subsequent period. If we fail to incur the required exploration expenditures, our option will terminate and we will have no further rights to the North Manchester Property.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until we have secured a 70% interest in the North Manchester Property, we are obligated to maintain in good standing the North Manchester Property by:

(A) completing and filing assessment work or making of payments in lieu thereof;
(B)  paying any applicable taxes; and
(C) performance of any other actions necessary to keep the North Manchester Property free and clear of all liens and other charges.

Assessment work in the minimum amount of exploration that must be completed on mineral claims in order to keep in good standing. The Ontario government requires this in order to prevent people from acquiring mineral claims merely to
hold them for resale, rather than for exploration purposes.   Accordingly, each
year, we will be responsible for filing an assessment report with Ontario's Ministry of Northern Development and Mines outlining the work that we have completed on the claims in the past 12 months.

All payments necessary to maintain the North Manchester Property in good standing for the next twelve-month period have been made.

If we successfully exercise the option to acquire a 70% interest in the North Manchester Property, we are obligated to enter into a joint venture agreement, the principal terms of which are as follows:

     - the joint venture agreement will confirm that we own a 70% interest in the property and that Klondike Bay Resources will own the remaining 30% interest;

     - we and Klondike Bay Resources will each have the right to appoint one member to a management committee that will determine exploration programs and budgets relating to the North Manchester Property;

     - a member of the management committee will be entitled to votes equal to its percentage interest in the property. Accordingly, at any meeting of the management committee, we will initially have 70 votes and Klondike Bay Resources will have 30 votes. We will essentially control the direction of exploration with our voting advantage;

     - the initial operator of the joint venture will be Klondike Bay Resources. As operator, Klondike Bay Resources will be responsible for overseeing the exploration programs recommended by the management committee. The management committee may change the operator if 75% of the eligible votes are cast in favor of such a change. Because we only will control 70% of the votes at the outset of the joint venture, we will not be able to remove Klondike Bay Resources as operator without its consent;

     - each party will be obligated to fund its proportion of an exploration program that the management committee proposes. We will be obligated to fund 70% of the costs associated with a program, while Klondike Bay Resources will be obligated to fund 30% of such costs. If either party is unable to fund its percentage of the proposed exploration costs, that party's interest in the property will be reduced based on a formula contained in the joint venture agreement. If a party's interest is reduced to 5% or less, his interest is automatically converted into a 2% net profits interest in the property. If a party's interest is reduced to 0%, the joint venture will terminate and the surviving party will own a 100% interest in the property; and

     - neither party may sell its interest in the North Manchester Property to a third party without first offering it to the other party on the same terms.

DESCRIPTION OF THE NORTH MANCHESTER PROPERTY

The North Manchester Property comprises of three mining claim blocks located in Street Township, Sudbury Mining Division of Ontario, Canada. These claim blocks are represented by claim numbers 1192645,1192646, and 1192647 and cover an area in excess of 10,000 acres. Klondike Bay Resources re-staked the claims in June 2002. In order to keep the North Manchester Property in good standing, we must conduct at least $25,000 in exploration work on the claims by July 31, 2003.

LOCATION AND ACCESS

The North Manchester Property is located in northeastern Ontario, Street Township, District of Sudbury. The property area lies within NTS 41 I/10. The block of claims, referred to in Section 2.2 below, is approximately centered on UTM coordinates (NAD 83, Zone 17) 524000E and 5161000N or 46 37' N latitude and 80 41' W longitude. In 1980 the magnetic declination in the region was approximately 9 30' West, increasing 5' west annually.

HISTORY OF THE NORTH MANCHESTER PROPERTY

Occurrences of native gold have been known since the early 1900s in the Wanapitei Lake region. After the discovery of silver mineralization to the north in the Gowganda area much of the region was prospected in an attempt to locate additional deposits. Considerable exploration also occurred after the discovery of major copper - nickel deposits in Falconbridge and Maclennan Townships.

There exists very little in way of recorded exploration work on the property. To the south of the property area exploration has been carried out along the Street
- Falconbridge Townships boundary for copper and nickel mineralization.

The only recorded work on the property area is airborne geophysical surveys carried out was by Nickel Valley Copper in 1956 and the Canadian Nickel Company in 1982.

GEOLOGICAL REPORT: NORTH MANCHESTER PROPERTY

We have obtained a geological evaluation report on the North Manchester Property that was prepared by John M. Siriunas P.Eng. of Sudbury, Ontario, Canada. The geological report summarizes the results of the prior exploration in the proximity of the North Manchester Property and the geological formations on the property.

In his report, Mr. Siriunas concludes that the North Manchester Property overlies an area that is prospective for the discovery of offset dykes that may contain nickel-copper-platinum group element mineralization. A dyke is a long and relatively thin body of rock that, while in a molten state, intruded a crack in older rocks. Often such dykes contain higher than normal concentrations of valuable minerals.

Mr. Siriunas states that overburden, loose soil that overlies the potentially mineralized rock, has been the main obstacle in exploration of prospective targets on the North Manchester Property. However, he asserts that improved techniques in geophysical surveys including advances in induced polarization surveys should aid us in current exploration of the property. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

Based on his review of the geological data relating to the North Manchester Property and surrounding area, Mr. Siriunas recommends proceeding with a two-phase, staged exploration program. Based upon the results of geological mapping, geochemical and geophysical surveys and surface sampling would be to determine the most favorable mineralized zones where drilling or other type of underground testing will be carried out. The initial phase of the recommended geological work program is comprised of the acquisition and analysis of satellite imaging maps of the North Manchester Property in order to make a preliminary assessment of mineralization. Mr. Siriunas estimates that a budget of $25,000 will be required to support this initial geological work program. The components of the budget are as follows:

PHASE 1

Line Cutting 50km @ $260 per km                        $  13,000
Geophysics
Magnetics - VLF-EM 50km @ $150/km                      $   7,500
Geophysical Consulting and Interpetation               $   1,800
Prospecting 20 days @ $135 per day                     $   2,700
-----------------------------------------              ---------
Total                                                  $  25,000

Mr. Siriunas recommended that the second phase of the exploration program consist of geophysical surveys and diamond drilling. The components of the estimated budget of $175,000 are as follows:

PHASE  II

Geology
Mob/demob                                              $  1,500
Mapping, sampling                                      $ 15,000
Trenching                                              $  5,000
Field support                                          $  6,500
Equipment, supplies, consumables                       $  2,000
Geochemical analyses                                   $  3,000
Compilation, reporting, interpretation                 $  4,000


GEOCHEMISTRY

Sampling                                               $ 12,000
Analyses                                               $ 25,000
Reporting, interpretation                              $  4,000
Diamond drilling 1000m @ $70/m                         $ 70,000
Contingencies                                          $ 17,000
GST                                                    $ 10,000

                                       TOTAL           $175,000

Geological mapping and sampling will consist of a geologist and his assistant gathering chip samples and grab samples from grid areas with the most potential to host economically significant mineralization based on their observation of any surface rocks. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as platinum, or industrial metals such as copper and nickel. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

Diamond drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals contain in rock located at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Mr. Siriunas concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the previous exploration program.

We have decided to accept the recommendation of the geological report and proceed with this initial geological work program. We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program by a qualified geologist.

Should we determine at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Funds will then be used to conduct mineral exploration activities on those claims. It is likely we will need further financing to pay for that exploration.

If we complete both phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial two-phase exploration program.

GEOLOGY:  NORTH MANCHESTER PROPERTY

The North Manchester property is underlain by Paleoproterozoic-age sediments of the Huronian Supergroup. The Manchester offet dike, a component of the Sudbury Igneous Complex, strikes toward the vicinity of the property

Four styles of mineralization, observed in other occurrences throughout the region, have particular importance for exploration on the North Manchester property. The highest potential for mineral deposits in the region is related to copper - nickel bodies within offset dikes. Two styles of mineralization are related to Nipissing diabase intrusives: the accumulation of copper and nickel sulphides with platinum group metals can occur at or near the base of an intrusive, while quartz - carbonate veining at or near the upper contact of a gabbro, especially in sheared portions, has the potential to host gold mineralization. Elsewhere, quartz - carbonate flooding of altered and brecciated portions of the Huronian Supergroup are known to host copper and gold mineralization. The associated alteration includes carbonatization, chloritization and albitization.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. We will be required to obtain work permits from the Ontario Ministry of Northern Development And Mines for any exploration work that results in a physical disturbance to the land. We will not be required to obtain a work permit for the first phase of our exploration program as this phase will not involve any physical disturbance. We will be required to obtain a work permit if we proceed with the second phase of our exploration program. There is no charge to obtain a work permit under the Mining Act. We will incur the expense of our consulting geologist to prepare the required submission to the Ministry of Northern Development and Mines. As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Northern Development And Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

EMPLOYEES

We have no employees as of the date of this prospectus other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK  FACTORS
-------------

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of August 31, 2003, we had cash in the amount of $16,497. We currently have no source of income.

Our business plan calls for significant expenses in connection with the exploration of the North Manchester Property. While we have sufficient funds to conduct phase one of the recommended exploration program on the property, we will require additional financing in order to complete the full-recommended
exploration program.   We will also require additional financing if the costs of
the exploration of our optioned mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, nickel and platinum, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED OPTION PAYMENT AND CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR OPTION, WE WILL LOSE OUR INTEREST IN THE NORTH MANCHESTER PROPERTY AND OUR BUSINESS MAY FAIL.

We are obligated to incur exploration expenditures of at least $200,000 on the North Manchester Property by July 31, 2004 in order to exercise the option and obtain a 70% interest in the property. While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on the North Manchester Property, we will require substantial additional capital to fund the continued exploration of our property and exercise the option. If we do not incur the exploration expenditures required by the option agreement, we will forfeit our interest in the North Manchester Property and will have no interest in the property. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claim, then there is a substantial risk that our business will fail.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently begun the initial stages of exploration of the North Manchester Property, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on June 18, 2002 and to date have been involved primarily in organizational activities, the acquisition of our property interest and initial exploration of the North Manchester Property. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the North Manchester Property and the production of minerals thereon, if any, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have optioned contain economic mineralization reserves of copper, nickel, and platinum. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE NORTH MANCHESTER PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION.

The North Manchester Property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the North Manchester Property into commercial production. At this time we can provide investors with no assurance that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the period ended August 31, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT OBTAIN CLEAR TITLE TO THE NORTH MANCHESTER PROPERTY, OUR BUSINESS MAY FAIL.

While we have obtained a geological report with respect to the North Manchester Property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects. The North Manchester Property has not been surveyed and therefore, the precise location and area of the property may be in doubt.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict the use of ore. Under the Mining Act of Ontario, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the Environmental Assessment Act may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management, while experienced in resource company management, does not have any significant technical training or accreditation in resource exploration or mining. We rely on the opinions of consulting geologists that we retain from time to time for specific exploration projects or property reviews. As a result of our management's inexperience, there is a higher risk of our being unable to complete our business plan.

OUR COMMON STOCK IS CONSIDERED PENNY STOCK WHICH LIMITS AN INVESTORS ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking  Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

                        ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 1066 West Hastings Street, Suite 2120, Vancouver, British Columbia, Canada.

Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

                           ITEM 3:  LEGAL PROCEEDINGS

There  are  no  legal  proceedings  pending  or  threatened  against  us.

          ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5:  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

Our shares of common stock have been quoted on the National Association of Securities Dealers' OTC Bulletin Board since July 28, 2003. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

     Period                                High        Low
     --------------------------------      -----      -----
     July 28, 2003 to August 31, 2003      $0.05      $0.05


The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We  have  38  shareholders  of  record  as  at  the  date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

        ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN  OF  OPERATION

Our plan of operations for the twelve months following the date of this prospectus is to complete the recommended phase one exploration program on the North Manchester Property. We anticipate that the program will cost approximately $25,000. To date, we have spent $8,000 of this amount.

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $27,000.

We are able to complete most of phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through November 30, 2003.

We commenced phase one of our exploration program on April 23, 2003. We anticipate completing this program by November 30, 2003 in order to comply with the terms of our option agreement respecting the North Manchester Property. We anticipate proceeding with phase two of the exploration program, if warranted, in 2004. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $175,000, which is well beyond our projected cash reserves. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the North Manchester property mineral claim, then our option in will terminate and we will lose all our rights and interest in the property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the North Manchester Property. We may also pursue acquiring interests in alternate mineral properties in the future.

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2003

We did not earn any revenues during the period ending August 31, 2003. We do not anticipate earning revenues until such time as we have not entered into commercial production of the North Manchester Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $39,912 for the fiscal year ended August 31, 2003. These operating expenses were comprised of legal, accounting and audit costs of $21,898 relating to the filing of our registration statement with the Securities & Exchange Commission and our application to have our common stock quoted on the NASD OTC Bulletin Board, mineral property exploration expenditures on the North Manchester Property of $8,000, consulting fees of $5,850, filing fees of $3,296 and office and sundry costs of $868.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At August 31, 2003, we had cash on hand of $16,497, prepaid expenses of $1,375 and accounts payable and accrued liabilities of $2,000.

                          ITEM 7:  FINANCIAL STATEMENTS

                             NORTHWARD VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                            AUGUST 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)

                                                           [GRAPHIC OMITED]
                                                           MORGAN
                                                           & COMPANY
                                                           CHARTERED ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Northward Ventures Inc.
(An  Exploration  Stage  Company)


We have audited the balance sheets of Northward Ventures Inc. (an exploration stage company) as at August 31, 2003 and 2002, and the statements of loss, cash flows, and shareholders' equity for the year ended August 31, 2003, for the period from June 18, 2002 (date of inception) to August 31, 2002, and for the cumulative period from June 18, 2002 (date of inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

IN OUR OPINION, THESE FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF THE COMPANY AS AT AUGUST 31, 2003 AND 2002, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE PERIODS INDICATED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $61,128 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                      "Morgan & Company"
October 21, 2003                                     Chartered Accountants



Tel: (604) 687-5841                                P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1
                                    MEMBER OF
                                      ACPA
                                  INTERNATIONAL

                            NORTHWARD VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                            (EXPRESSED IN US DOLLARS)

BALANCE SHEETS

-----------------------------------------------------------------------------
                                                              AUGUST 31
                                                           2003       2002
-----------------------------------------------------------------------------

ASSETS

Current
  CASH                                                   $ 16,497   $ 55,334
  PREPAID EXPENSES                                          1,375      2,500
                                                         --------------------
                                                         $ 17,872   $ 57,834
=============================================================================

LIABILITIES

Current
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               $  2,000   $  2,050
                                                         --------------------

SHAREHOLDERS' EQUITY

Share Capital
  AUTHORIZED:
    100,000,000 COMMON SHARES, PAR VALUE $0.001 PER SHARE
    10,000,000 PREFERRED SHARES, PAR VALUE $0.001 PER SHARE

  ISSUED AND OUTSTANDING:
    4,210,000 COMMON SHARES                                 4,210      4,210

  ADDITIONAL PAID-IN CAPITAL                               72,790     72,790

Deficit Accumulated During The Exploration Stage          (61,128)   (21,216)
                                                         --------------------
                                                           15,872     55,784
                                                         --------------------

                                                         $ 17,872   $ 57,834
=============================================================================

                            NORTHWARD VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                            (EXPRESSED IN US DOLLARS)

     STATEMENTS OF LOSS


-------------------------------------------------------------------------------------
                                                                         CUMULATIVE
                                                          PERIOD FROM   PERIOD FROM
                                                            DATE OF       DATE OF
                                                           INCEPTION     INCEPTION
                                               YEAR         JUNE 18       JUNE 18
                                               ENDED        2002 TO       2002 TO
                                             AUGUST 31     AUGUST 31     AUGUST 31
                                               2003          2002           2003
------------------------------------------------------------------------------------

Expenses
  Consulting fees                           $    5,850   $      6,000   $     11,850
  Filing fees                                    3,296              -          3,296
  Office and sundry                                868            166          1,034
  Professional fees                             21,898          5,050         26,948
  Mineral property option payments
    (Note 3)                                         -          8,000          8,000

Mineral property exploration expenditures        8,000          2,000         10,000
                                            ----------------------------------------

Net Loss For The Period                     $   39,912   $     21,216   $     61,128
====================================================================================

Basic And Diluted Loss Per Share            $    (0.01)  $      (0.01)
======================================================================

Weighted Average Number Of Shares
  Outstanding                                4,210,000      3,140,134
======================================================================

                            NORTHWARD VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                            (EXPRESSED IN US DOLLARS)

STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------
                                                                            CUMULATIVE
                                                             PERIOD FROM    PERIOD FROM
                                                               DATE OF        DATE OF
                                                              INCEPTION      INCEPTION
                                                  YEAR         JUNE 18        JUNE 18
                                                  ENDED        2002 TO        2002 TO
                                                AUGUST 31     AUGUST 31      AUGUST 31
                                                  2003          2002           2003
----------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss for the period                     $  (39,912)  $    (21,216)  $    (61,128)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES
   Prepaid expenses                                 1,125         (2,500)        (1,375)
   Accounts payable and accrued liabilities           (50)         2,050          2,000
                                               -----------------------------------------
                                                  (38,837)        21,666        (60,503)
                                               -----------------------------------------

Cash Flows From Financing Activity
   SHARE CAPITAL ISSUED                                 -         77,000         77,000
                                               -----------------------------------------

(Decrease) Increase In Cash                       (38,837)        55,334         16,497

Cash, Beginning Of Period                          55,334              -              -
                                               -----------------------------------------

Cash, End Of Period                            $   16,497   $     55,334   $     16,497
========================================================================================

                                 NORTHWARD VENTURES INC.
                             (AN EXPLORATION STAGE COMPANY)
                                (EXPRESSED IN US DOLLARS)

STATEMENT OF SHAREHOLDERS' EQUITY

AUGUST 31, 2003


                                       COMMON STOCK               DEFICIT
                               -------------------------------  ACCUMULATED
                                                   ADDITIONAL    DURING THE
                                                     PAID-IN     EXPLORATION
                                SHARES    AMOUNT     CAPITAL        STAGE        TOTAL
                               ---------------------------------------------------------
Opening balance,
 JUNE 18, 2002                         -  $     -  $         -  $          -   $      -
--------------

June 2002 - Shares issued for
  cash at $0.001               2,000,000    2,000            -             -      2,000

July 2002 - Shares issued for
  cash at $0.01                1,000,000    1,000        9,000             -     10,000

July 2002 - Shares issued for
  cash at $0.05                1,200,000    1,200       58,800             -     60,000

August 2002 - Shares issued
  for cash at $0.50               10,000       10        4,990             -      5,000

Net loss for the period                -        -            -       (21,216)   (21,216)
                               ---------------------------------------------------------

Balance, August 31, 2002       4,210,000    4,210       72,790       (21,216)    55,784

Net loss for the year                  -        -            -       (39,912)   (39,912)
                               ---------------------------------------------------------

Balance, August 31, 2003       4,210,000  $ 4,210  $    72,790  $    (61,128)  $ 15,872
                               =========================================================

NOTES TO FINANCIAL STATEMENTS
(expressed in US dollars)

The accompanying notes are an integral part of these financial statements.

NOTE 1. - NATURE OF OPERATIONS

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $61,128 for the period from June 18, 2002 (inception) to August 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

     a)   Mineral  Property  Option  Payments  and  Exploration  Costs

          The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

     b)   Use  of  Estimates

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

     c)   Income  Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     d)   Basic  and  Diluted  Loss  Per  Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOTE 3 -  MINERAL PROPERTY INTEREST

     The Company has entered into an option agreement, dated July 29, 2002 and amended July 15, 2003, to acquire a 70% interest in three mineral claims located in the Sudbury Mining District in Ontario, Canada.

     In order to earn its interests, the Company made cash payments totalling $8,000 on signing and must incur exploration expenditures totalling $200,000 as follows:

     Exploration  expenditures:
     -    $25,000  by  November  30,  2003;
     -    A  further  $175,000  by  July  31,  2004.
     The  properties  are  subject  to  a  1%  net  smelter  return  royalty.


NOTE 4 - CONTINGENCY

     Mineral  Property

     The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  9:  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS


Name             Age   Position with Registrant    Served as a Director or
                                                        Officer Since

Michael Waggett   48  President, chief executive   June 18, 2002
                      officer and director
Suzette Lewis     52  Secretary, treasurer         June 18, 2002
                      chief financial officer and
                      director


The following is a biographical summary of our directors and officers:

MICHAEL WAGGETT: Mr. Waggett has acted as our president and as a director since our inception. He has been employed in the resource industry for the over ten years. From 1996 to 1997, Mr. Waggett acted as a director of United Compass Resources Ltd., where Mr.Waggett assisted in bringing financing to the company as well as various mineral prospects to the company. Also in 1996 Mr. Waggett worked as a consultant with Circle Energy Inc., a company involved in the exploration of mining and petroleum exploration Mr. Waggett duties with Circle Energy included, Public Relations and assisting in securing financing for the company's exploration program. From 1997 to 1998, he acted as a director of Curion Venture Corp., a British Columbia and Alberta reporting company involved in oil and gas exploration. Since 1999, he has provided corporate finance and shareholder relations consulting services to various Canadian reporting companies including Mount Dakota Energy Corp., Sovereign Chief Ventures Ltd., Kego Capital, a consulting firm that Mr. Waggett was employed as a director but later left the company due to lack of business. Copper Creek Ventures Ltd. where Mr. Waggett was formerly a director of, and assisted in financing the aquisiton of an oil and gas project; In January 2001 Mr. Waggett became a Director of West Hill Ventures Inc. a company involved in mineral exploration, where Mr. Waggett left the company in August 2002 due to time constraints with other business obligations. , Consolidated Pacific Bay Minerals Inc., where Mr. Waggett was employed as a consultant to assist in securing financing for the company's exploration program and Minera Capital Corporation, a company involved in mineral exploration, where Mr. Waggett became a director in September 2002 and is presently still a director. Currently, Mr.Waggett is only required to spend 25% of his time managing and tending to our affairs.

SUZETTE LEWIS: Ms. Lewis has served as our secretary, treasurer and as a director since our inception. Since 1983, Ms. Lewis has owned and operated an interior design business. Prior to 1983, she was an institutional broker and fund manager with Canvest House in Toronto, Ontario, Canada. Ms. Lewis is required to spend time on the affairs of the company on an as-needed basis.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

                        ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2002.


                         Annual Compensation              Long Term Compensation
                         -------------------              ----------------------

                                            Other Annual  Restricted Stock  Options/      LTIP       All Other
Name (1)    Title     Year  Salary   Bonus  Compensation      Awarded       SARs (#)   payouts ($)  Compensation
--------  ----------  ----  -------  -----  ------------  ----------------  ---------  -----------  ------------
Michael   President   2002  $     0      0             0                 0          0            0             0
Waggett
Suzette   Secretary/  2002  $     0      0             0                 0          0            0             0
Lewis     Treasurer/
          CFO/
          Director

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number   Transactions  Known Failures
                              Of late    Not Timely     To File a
Name and principal position   Reports     Reported    Required Form
----------------------------  --------  ------------  --------------
Michael Waggett                  0           0              1
(President and director)
Suzette Lewis                    0           0              1
(Secretary, Treasurer
C.F.O. and Director)


ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 22, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                    NAME OF         SHARES OF
TITLE OF CLASS  BENEFICIAL OWNER  COMMON STOCK   PERCENT OF CLASS

Common          Michael Waggett      1,000,000              23.75%

Common          Suzette Lewis        1,000,000              23.75%

DIRECTORS AND
OFFICERS AS A
GROUP                                2,000,000              47.50%


            ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits
--------

  3.1     Articles of Incorporation*
  3.2     By-Laws*
 10.1     Option Agreement dated July 29, 2002*
 10.2     Option amendment dated July 15, 2003
 23.1     Consent of John Siriunas, Professional Engineer*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* incorporated by reference from our Form SB-2 that was originally filed with the commission on September 28, 2002.

Reports on Form 8-K
-------------------

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Northward Ventures, Inc.


By   /s/ Michael Waggett
     -------------------
     Michael Waggett
     President, CEO & Director
     Date: October 23, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Michael Waggett
     -------------------
     Michael Waggett
     President, CEO & Director
     Date: October 23, 2003

By   /s/ Suzette Lewis
     -----------------
     Secretary, Treasurer, C.F.O. and Director
     Date: October 23, 2003