Form 10QSB
period 2003-11-30
BULLDOG TECHNOLOGIES INC
filed 2004-01-21
CIK 1193158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-50321

Bulldog Technologies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#128, 11180 Coppersmith Place, Richmond, BC, Canada V7A 5G8
(Address of principal executive offices)
604.271.8656
(Issuer's telephone number)
Northward Ventures Inc. 1066 West Hastings Street, Suite 2120 Vancouver, BC V6E 3X1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

19,902,900 common shares issued and outstanding as at January 2, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended November 30, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003 and August 31, 2003

(Stated in US Dollars)

(Unaudited)

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2003 and August 31, 2003
(Stated in US Dollars)
(Unaudited)

	(Unaudited) November 30, 2003	(Audited) August 31, 2003

ASSETS
Current
Cash	$ 396,473	$ 24,720
Amounts receivable - Note 5	17,673	1,854
Tax credit receivable - Note 3	20,706	20,706
Inventory	23,583	22,110
Prepaid expense	2,911	1,791

	461,346	71,181

Capital assets - Note 4	61,961	13,768

	$ 523,307	$ 84,949

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 5	$ 231,959	$ 234,513
Loans payable - Note 6	36,778	113,142

	268,737	347,655

STOCKHOLDERS' EQUITY
Capital Stock - Note 8
Preferred stock, par value $0.001 per share 10,000,000 authorized
Common stock, par value $0.001 per share 100,000,000 authorized
19,902,900 outstanding ( August 31, 2003: 9,032,500 outstanding)	19,903	9,033
Additional paid in capital	2,125,697	1,421,521
Cumulative translation adjustment	(104,069)	(99,863)
Deficit accumulated during the development stage	(1,786,961)	(1,593,397)

	254,570	(262,706)

	$ 523,307	$ 84,949

Nature and Continuance of Operations - Note 1
Commitment - Notes 8 and 9
Contingencies - Note 10

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended November 30, 2003 and 2002 and the cumulative period from September 23 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	November 30, 2003	November 30, 2002	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2003

General and Administrative Expenses
Accounting and audit fees - Note 5	$ 29,880	$ -	$ 103,564
Advertising and promotion	4,183	-	92,117
Amortization	1,432	-	24,586
Automobile expense	3,400	476	49,066
Commissions - Note 5	11,313	-	11,313
Consulting fees - Note 5	3,826	-	363,811
Equipment rental	121	59	8,284
Interest and bank charges	3,299	671	29,759
Legal fees	52,524	-	123,308
Management fees - Note 5	-	4,127	150,971
Office and general expenses	12,267	1,662	110,172
Rent - Note 5	6,506	1,478	96,460
Telephone expense	2,775	89	20,366
Travel	7,121	2,053	31,540
Wages - Note 5	46,411	-	337,831

Loss before the following:	(185,058)	(10,615)	(1,553,148)
Research and development - Notes 3 and 5	(8,506)	(2,339)	(310,997)
Loss on disposal of assets	-	-	(2,095)
Foreign exchange gain	-	-	79,279

Net loss for the period	$ (193,564)	$ (12,954)	$ (1,786,961)

Basic loss per share	$ (0.02)	$ (0.00)

Weighted average number of common shares outstanding	11,064,471	8,831,500

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for three month periods ended November 30, 2003 and 2002,
and the cumulative period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	November 30, 2003	November 30, 2002	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2003

Cash flows used in operating activities:
Net loss	$ (193,564)	$ (12,954)	$ (1,786,961)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	1,432	66	24,586
Expenses paid by affiliate	-	-	301,303
Issue of stock pursuant to:
Consulting fees	-	-	25,929
Management Fees	-	-	50,000
Research and development	6,250	-	6,250
Changes in non-cash items:
Amounts receivable	(15,819)	(545)	(17,673)
Tax credit receivable	-	18,892	(22,110)
Inventory	(1,473)	2,757	(23,583)
Prepaid expenses	(1,120)	24,006	(1,791)
Accounts payable and accrued liabilities	49,573	(2,678)	231,959

Net cash provided by (used in) operating activities	(154,721)	29,544	(1,212,091)

Cash flow used in investing activity
Acquisition of capital assets	(49,625)	-	(87,574)

Net cash used in investing activity	(49,625)	-	(87,574)

Cash flows from financing activities
Bank indebtedness	-	(368)	-
Loans payable	-	-	113,142
Contributed capital	587,000	-	1,690,309
Shares repurchased	(20,000)	-	(20,000)

Net cash provided by (used in) financing activities	567,000	(368)	1,783,451

Increase in cash	$362,654	$29,176	$483,786

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for three month periods ended November 30, 2003 and 2002,
and the cumulative period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	November 30 2003	November 30 2002	Cumulative from September 23, 1998 (Date of Inception to November 30, 2003

Increase in cash - balance forward	$362,654	$29,176	$483,786
Effect of foreign exchange rate changes on cash	9,099	(29,176)	(87,313)

Net increase in cash	371,753	-	396,473
Cash, beginning of period	24,720	-	-

Cash, end of period	$396,473	$ -	$396,473

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$13,016

Income taxes	$ -	$ -	$ -

Non-Cash Transactions - Note 8

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

		Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
		Shares	Par Value

Balance, September 23, 1998		-	$ -	$ -	$ -	$ -	$ -
Issuance of stock for cash	- at $0.34	20,000	20	6,683			6,703
	- at $0.67	125,000	125	83,663			83,788
	- at $1.34	22,500	23	30,140			30,163
Issuance of stock for services rendered	- at $0.0007	465,000	465	(138)			327
	- at $2.01	8,000	8	16,079			16,087
Foreign exchange translation adjustment					(12)		(12)
Net loss					-	(114,968)	(114,968)

Balance, August 31, 1999		640,500	641	136,427	(12)	(114,968)	22,088
Issuance of stock for cash	- at $0.68	25,000	25	16,965			16,990
	- at $1.02	8,000	8	8,147			8,155
	- at $1.36	2,500	2	3,398			3,400
	- at $0.001	7,035,000	7,035	-			7,035
	- at $1.00	613,727	614	613,113			613,727
Issuances of stock for services rendered	- at $0.0007	20,000	20	(6)			14
	- at $0.68	14,000	14	9,500			9,514
Foreign exchange translation adjustment					289		289
Net loss						(531,252)	(531,252)

Balance, August 31, 2000		8,358,727	8,359	787,544	277	(646,220)	149,960

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

		Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
		Shares	Par Value

Balance, August 31, 2000 (balance forward)		8,358,727	8,359	787,544	277	(646,220)	149,960
Foreign exchange translation adjustment		-	-	-	26,357	-	26,357
Issuance of stock for cash	- at $0.0007	150,000	150	(50)			100
	- at $0.001	75,000	75	-			75
	- at $0.01	20,000	20	180			200
	- at $0.24	95,833	96	22,904			23,000
	- at $0.50	80,000	80	39,920			40,000
	- at $1.00	155,623	156	155,467			155,623
Issuance of stock for services rendered	- at $0.01	60,000	60	540			600
	- at $0.50	30,000	30	14,970			15,000
	- at $1.00	214,830	215	214,615			214,830
Cancelled		(861,000)	(861)	861			-
Commissions		91,120	91	91,029			91,120
Less: issue costs				(91,120)			(91,120)
Net loss						(424,417)	(424,417)

Balance, August 31, 2001		8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

		Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
		Shares	Par Value

Balance, August 31, 2001 (balance forward)		8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328
Commissions		1,500	2	1,498			1,500
Less: issue costs		-	-	(1,500)			(1,500)
Issuance of stock for cash	- at $0.24	104,167	104	24,896			25,000
	- at $0.50	87,200	87	43,513			43,600
Issuance of stock for services	- at $0.25	100,000	100	24,900			25,000
	- at $0.50	49,000	49	24,451			24,500
	- at $1.00	19,500	19	19,481			19,500
Foreign exchange translation adjustment		-	-	-	2,402		2,402
Net loss		-	-	-	-	(209,920)	(209,920)

Balance, August 31, 2002		8,831,500	8,832	1,374,099	29,036	(1,280,557)	131,410
Issuance of stock for cash	- at $0.25	183,000	183	45,567			45,750
Issuance of stock for services	- at $0.15	6,000	6	867			873
	- at $0.25	4,000	4	996			1,000
Commissions		8,000	8	1,992			2,000
Less: issue costs		-	-	(2,000)			(2,000)
Foreign exchange translation adjustment		-	-	-	(128,899)		(128,899)
Net loss		-	-	-		(312,840)	(312,840)

Balance, August 31, 2003		9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from September 23, 1998 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

		Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
		Shares	Par Value

Balance, August 31, 2003 (carried forward)		9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock for cash	- at $0.25	448,000	448	111,552			112,000
	- at $1.00	475,000	475	474,525			475,000
Issuance of stock for debt settlement	- at $0.50	18,000	18	8,982			9,000
	- at $0.25	332,000	332	82,668			83,000
	- at $1.00	45,000	45	44,955			45,000
Issuance of stock for services	- at $0.25	41,000	41	10,209			10,250
Repurchase of shares for cash	- at $0.25	(80,000)	(80)	(19,920)			(20,000)
Stock issued pursuant to a business acquisition		9,591,400	9,591	(8,795)			796
Net loss						(193,564)	(193,564)
Foreign exchange translation adjustment					(4,206)	-	(4,206)

Balance, November 30, 2003		19,902,900	$19,903	$2,125,697	$(104,069)	$(1,786,961)	$254,570

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures Inc.)
(A Development Stage Company)

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

Note 1 Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing security systems for freight containers.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,786,961 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities and at November 30, 2003 has working capital of $192,609, which may not be sufficient to fund the Company until it is profitable. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated under the laws of the State of Nevada, on September 28 1998.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2003, are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Interim reporting - (cont'd)

These unaudited statements should be read in conjunction with the audited financial statements of Bulldog Technologies Inc. a Nevada Corporation ("Bulldog Nevada") and Bulldog Technologies Inc. a British Columbia Corporation ("Bulldog BC") which were filed under form 8KA dated November 24, 2003 and the 10KSB filed October 24, 2003.

Principles of Consolidation

The Financial Statements include the accounts of Bulldog Technologies Inc., a Company incorporated under the laws of the Province of British Columbia Canada and Bulldog Technologies Inc. incorporated pursuant to Articles of Merger dated November 10, 2003 pursuant to the laws of the State of Nevada, wherein Northward Ventures Inc. ("Northward") and Bulldog Nevada merged.

On November 10, 2003, the Company and Bulldog Nevada, pursuant to the merger, contemporaneously acquired Bulldog BC, which was affiliated with Bulldog Nevada. As a result, the accounts of Bulldog Nevada and Bulldog BC were pooled and the acquisition has been accounted for using the purchase method of accounting, whereby the pooled entity of Bulldog Nevada and Bulldog BC have been identified as the acquiror in a reverse merger (Note 8).

The comparative amounts shown are those of Bulldog Nevada and Bulldog BC for the three month period ended November 30, 2002.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Inventory

Inventory consists of materials and is valued at the lower of cost or market determined by the first-in first-out method by management.

Capital Assets and Amortization

Capital assets are recorded at cost. Amortization has been calculated using the following annual rates and methods:

Computer equipment	30% declining balance
Office furniture	20% declining balance
Leasehold improvements	6 year straight-line

Note 2 Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company follows Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes" ("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company's operating subsidiary, Bulldog BC, translates amounts into the functional currency, Canadian dollars, and the reporting currency, United States dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a cumulative translation adjustment.

Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.

Fair Value of Financial Instruments

The carrying value of cash, amounts receivable, tax credit receivable, accounts payable and accrued liabilities and loans payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation".

Research and Development

The Company expenses all research and development costs as they are incurred. Refundable scientific research investment tax credits are accrued at the time the related costs are incurred provided that their recovery is reasonably assured. Tax credits arising from capital expenditures are applied to the cost of the assets and tax credits arising from other expenditures are applied as a reduction of such expenses. Where recovery is not reasonably assured they will be recorded or accrued only when assurance of reasonable recovery is determined. Amounts to be recovered from scientific research tax credits may be adjusted based upon assessment by Canada Customs and Revenue Agency.

Note 3 Tax Credit Receivable

The Company applied to Canada Customs and Revenue Agency ("CCRA") for a total of $194,040 in refundable scientific research and development investment tax credits on qualifying expenditures incurred from September 23, 1998 (Date of Inception) to August 31, 2002. The amount receivable of $20,706 relates to the year ended August 31, 2002. These tax credits have been refunded to the Company by CCRA. Management has estimated that the Company is entitled to $17,500 in refundable credits for qualifying expenditures incurred during the year ended August 31, 2003. Determination of the actual amount is subject to review and assessment by CCRA and may be different than the amount estimated by management. Accordingly, management has not accrued the estimates of the investment tax credits for the year ending August 31, 2003.

The total investment tax credits applied as a reduction of research and development expenses during the periods are as follows:

	Three months ended November 30,		Cumulative from September 23, 1998 (Date of Inception) to, November 30, 2003
	2003	2002

Applied to research and development expenses incurred	$-	$-	$194,040

Note 4 Capital Assets

	November 30, 2003			August 31, 2003
	Cost	Accumulated Amortization	Net	Net

Computer equipment	$17,776	$8,615	$9,161	$3,578
Office furniture	22,316	10,303	12,013	6,988
Leasehold improvements	11,289	8,344	2,945	3,202
Moulds	37,842	-	37,842	-

	$89,223	$27,262	$61,961	$13,768

Note 5 Related Party Transactions - Note 6

The Company was charged the following expenses by a director of the Company, by companies with common directors or by a spouse of a director of the Company:

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2003

Accounting fees	$ -	$ -	$20,038
Commissions	10,000	-	-
Consulting fees	-	-	29,917
Management fees	-	4,096	150,971
Rent	-	-	3,620
Research and development	-	-	34,466
Wages	27,561	-	229,328

	$37,561	$4,096	$478,340

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At November 30, 2003, accounts payable includes $Nil (August 31, 2003:  $50,000) due to a director of the Company in respect to unpaid management fees and amounts receivable includes $2,000 (August 31, 2003:  $Nil) due from shareholders.

Note 6 Loans payable

	November 30, 2003	August 31, 2003
i) Loan payable on demand bearing interest at 5% per annum, secured by a general security agreement over the assets of the Company and a guarantee by a company with a common director.	$ -	$25,000

ii) Loan payable on demand. The loan is unsecured and bears interest at 12% per annum.	16,708	24,536

iii) Loans payable on demand, unsecured and non-interest bearing.	20,070	63,606

	$36,778	$113,142

Note 7 Income Taxes and Deferred Tax Assets

At November 30, 2003, the Company has net operating loss carryforwards against future taxable income which expire commencing in 2006 totalling approximately $1,558,000. The Company also has Scientific Research and Experimental Development (SRED) Expenditures of approximately $400,000 which are available indefinitely for future deduction against taxable income. The potential tax benefits of these losses have not been recorded in the financial statements.

The following table summarizes the significant components of the Company's deferred tax assets:

Deferred Tax Assets
Loss carryforwards	$624,000
SRED expenditures	160,000

$784,000

Gross deferred tax assets	$784,000
Valuation allowance for deferred tax assets	(784,000)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8 Capital Stock

During the three months ended November 30, 2003, the Company completed the following debt and equity transactions:

On November 10, 2003, the Company split its outstanding common shares by issuing a dividend of 3.34 common shares for each common share issued and outstanding. This dividend was declared subsequent to the surrender for cancellation, without consideration, of 2,000,000 common shares held by two shareholders.

On November 10, 2003, the Company and Bulldog Nevada, pursuant to the merger, contemporaneously acquired Bulldog BC, which was affiliated with Bulldog Nevada. Under the purchase method of accounting, whereby the pooled entity of Bulldog Nevada and Bulldog BC have been identified as the acquiror in a reverse merger, the Company effectively issued 9,591,400 shares to complete the acquisition of Bulldog Nevada and Bulldog BC. These common shares issued were valued at the net asset value of Northward at November 10, 2003, which was determined to be $796.

On November 17, 2003, the Company issued 520,000 units to one investor at a price of $1.00 per unit for settlement of $45,000 in loans payable and cash of $475,000. Each unit is comprised of one common share and one share purchase warrant which entitles the holder to purchase an additional common share for $1.00 up to November, 2005.

During the three months ended November 30, 2003, Bulldog Nevada and the Company issued 41,000 common shares at $0.25 per share for services rendered totalling $10,250 and issued 395,000 shares at $0.25 - $1.00 per share to settle debt totalling $137,000. These amounts have been excluded from the statement of cash flows.

In October, 2003, Bulldog Nevada issued 448,000 common shares at $0.25 per share for proceeds of $112,000 pursuant to a private placement.

In November, 2003, Bulldog Nevada repurchased 80,000 common shares for $20,000 and then cancelled these shares.

Note 9 Commitment

Lease

Under the terms of an operating lease on the premises, the company is committed to make future annual rental payments of $12,629 for the year ended August 31, 2004.

Mineral Property Interest

The Company entered into an option agreement, dated July 31, 2002 and amended July 15, 2003, to acquire a 70% interest in three mineral claims located in the Sudbury Mining District in Ontario, Canada. In order to earn its interests, the Company was to incur exploration expenditures totalling $25,000 by November 30, 2003, and $200,000 by July 31, 2004.

Pursuant to the amalgamation and reverse merger with Bulldog Nevada and Bulldog BC (Notes 2 and 8), management has abandoned the option on these mineral claims and no costs were incurred during the three months ended November 30, 2003.

Note 10 Contingencies

An action has been commenced against the Company for damages and breach of contract. Management is of the opinion that the claim is without merit and intends to vigorously defend the allegations. The amount of the Company's liability, if any, should it be unsuccessful in such defence, is not determinable. The Company is counterclaiming for the cancellation and return to treasury of 200,000 common shares for breach of contract. Any settlement resulting from resolution of this contingency will be accounted for in the period of settlement.

A demand has been made against the Company for 19,500 common shares of the Company and distribution rights of the Company's products in Japan and Korea. Management is attempting to negotiate a settlement of the claim. Any settlement resulting from resolution of this contingency will be accounted for in the period of settlement.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us" and "our" mean Bulldog Technologies Inc., formerly Northward Ventures, Inc., the term "Bulldog BC" refers to Bulldog Technologies Inc., a British Columbia, Canada corporation, and the term "Bulldog Nevada" refers to Bulldog Technologies Inc., a Nevada corporation.

General Overview

We were incorporated under the laws of the State of Nevada on June 18, 2002. Until we entered into the acquisition with Bulldog BC and the merger with Bulldog Nevada, our focus was on the speculation of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. We hold an option to acquire a 70% interest in the North Manchester Property mineral claim and is exercisable by us if we meet certain minimum required exploration expenditure requirements. The North Manchester Property is subject to a 1% net smelter return royalty, in favor of Klondike Bay Minerals, the optionor. To date, we have not undertaken any exploration activity on the North Manchester Property. We do not intend on expanding any more funds on this property and will accordingly let the option lapse.

Acquisition of Bulldog BC and Merger with Bulldog Nevada

On October 28, 2003, we entered into the following agreements:

  Agreement and Plan of Merger between Northward Ventures, Inc., Bulldog Nevada, Bulldog Acquisition Corp. and John Cockburn; and

  Share Purchase Agreement between Northward Ventures, Inc., Bulldog BC, John Cockburn and certain minority shareholders of Bulldog BC.

Bulldog BC, Bulldog Nevada and Bulldog Acquisition Corp.

Bulldog BC was incorporated under the laws of the Province of British Columbia on September 23, 1998. Bulldog Nevada was incorporated under the laws of the State of Nevada on January 18, 2000. Bulldog BC carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated primarily to facilitate the financing of Bulldog BC. Bulldog Nevada's primary asset consists of an inter-corporate loan to Bulldog BC that was outstanding in the amount of $1,122,197 as at August 31, 2003. Mr. John Cockburn is sole officer, director and the principal shareholder of each of Bulldog BC and Bulldog Nevada Other than the loan from Bulldog Nevada to Bulldog BC, there was no direct legal relationship between the two companies.

Bulldog Acquisition Corp. was incorporated under the laws of the State of Nevada on October 24, 2003. Bulldog Acquisition was a wholly owned subsidiary of our company and was incorporated for the purposes of completing the merger with Bulldog Nevada.

Stock Split and Cancellation of Shares

As a condition to the closing of the acquisition and the merger, we agreed to complete a 4.34 for 1 split of our common stock to be effected by a dividend of 3.34 shares of our common stock to our shareholders of record on October 29, 2003 for each currently issued and outstanding share of held. On November 7, 2003, we completed the stock split.

Also as a condition to the closing of the acquisition and the merger, Michael Waggett and Suzette Lewis agreed to surrender for cancellation, without consideration, 6,680,000 (2,000,000 pre-split) shares of our common stock owned by them.

As a result of the stock split and the cancellation, we had 9,591,400 shares issued and outstanding immediately prior to the completion of the acquisition and the merger.

Merger with Bulldog Nevada

The merger of Bulldog Nevada and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired 9,081,500 issued and outstanding shares in Bulldog Nevada in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Nevada. The stockholders of Bulldog Nevada were entitled to receive one share of our common stock for each share of Bulldog Nevada. After the merger closed on November 10, 2003, Bulldog Nevada became our wholly-owned subsidiary.

Merger with Bulldog Acquisition

On November 7, 2003, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Bulldog Acquisition, whereby we merged Bulldog Acquisition Corp. with and into our company. As part of this merger, we changed our name from "Northward Ventures, Inc." to "Bulldog Technologies Inc." to reflect our newly acquired business.

Acquisition of Bulldog BC

On November 10, 2003, we also completed the acquisition of 695,800, or 98%, of the shares of Bulldog BC in exchange for issuing 695,800 shares of our common stock. The stockholders of Bulldog BC were entitled to receive one share of our common stock for each share of Bulldog BC. After the acquisition closed on November 10, 2003, Bulldog BC became our subsidiary. We intend to acquire the balance of the shares of Bulldog BC using the squeeze out provisions of the British Columbia Company Act.

Part and Parcel Private Placement

In connection with acquisition and merger, we completed a private placement of 520,000 units at a price of $1.00 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.00 per share for a period of two years from November 7, 2003. We have also agreed to, upon demand of the investor, to register the resale of the shares and the shares issuable upon exercise of the share purchase warrants by filing an appropriate registration statement with the Securities and Exchange Commission. The investor is entitled to demand that we prepare and file the registration statement at any time after 120 days from the date of closing of the private placement until the one year anniversary of closing. The investor will pay for the cost of preparing and filing the registration statement and maintaining the effectiveness of the registration statement. The registration statement will be kept effective until such time as all the shares and the shares issuable upon exercise of the share purchase warrants may be sold pursuant to Rule 144 of the Securities Act of 1933. We have agreed to undertake to file the registration statement with the Securities and Exchange Commission within thirty days of receiving the demand from the investor. In the event that the registration statement is not filed within 30 days of receiving the demand from the investor, then we will pay a penalty of 10% of the private placement proceeds, or $52,000, to the investor for each month in which the registration statement is not filed, calculated pro rata on a daily basis. We have agreed to use our best efforts to ensure the registration statement is declared effective within 120 days of filing with the Securities and Exchange Commission.

Business of Bulldog BC

Now that we have completed the acquisition and the merger, we intend to sell or abandon our interest in the North Manchester Property and pursue the business of Bulldog BC. Bulldog BC's business is the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as "BOSS", designed to prevent cargo theft from containers, tractor-trailers and cargo vans. Bulldog BC developed a compact, portable and electronic security device that attaches to the locking-rod of trailers and containers while in transit or storage. Bulldog BC has developed a BOSS for use on trucks that communicates with a pager which is carried by the driver. This system is known as the Road BOSS. The driver is alerted at attempts to access the cargo. The Road BOSS interfaces with satellite truck tracking systems. The business has also developed a BOSS for security of storage yard containers that alerts dispatch personnel of theft. This system is known as the Yard BOSS.

To date, Bulldog BC has three different BOSS product lines, which provide the company with the ability to tailor a yard or road based security system to the exact needs of the individual customer.

- RB-100 Yard BOSS - This is a portable external unit for containers/tractor trailers which provides yard security personnel the ability to monitor the movement and door seal of parked trailers or containers. The Yard BOSS provides a visible theft deterrent, uses motion sensors to prevent the movement of the trailer, and locking rod contacts to monitor the opening of the trailer doors.

- RB-200 Road BOSS - This is a portable external double-attachment unit that secures a container/tractor trailer while in transit. This system is configured for use with a satellite asset management system or stand-alone pager. The RB-200 provides a visible theft deterrent and uses contact sensors on the locking rods to monitor the opening of the trailer doors.

- RB-300 Road BOSS Internal - This is an internal unit utilizing magnetic contact sensors for securing roll-up and sliding doors. This system can be configured for use with either the Road BOSS satellite tracking system, stand-alone pager, or Yard BOSS secure lot systems. The RB-300 provides the ability to monitor multiple doors, and allows for monitoring without alerting would-be thieves to its presence.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We anticipate that we will require $1 million for the twelve months ended November 30, 2004 to secure initial product orders and build market channels, support customer trials, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our new products, launch a marketing program and to ramp up our manufacturing capabilities. As part of the acquisition and the merger, we received gross proceeds of $520,000 from a part and parcel private placement, which included the issuance of share purchase warrants to acquire up to an additional 520,000 shares of our common stock at $1.00 per share for a period of five years. If the investor exercises the share purchase warrants, we will receive another $520,000 in gross proceeds. We may also receive cash if the we begin generating revenues prior to November 30, 2004.

Marketing

We will promote our products primarily through industry trade shows targeting the trucking, container transportation, insurance satellite, railcar and military business. We will also develop company and product awareness by contacting all major trucking, security and insurance associations with press releases and product information. We anticipate that we will expend approximately $350,000 on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing.

Research and Development

We will continue our research and development on the following new products:

- Vehicle, boat and airplane security. This unit is designed to protect transportation vehicles by attaching to the entrance door or window and transmitting to a pager.

- Container unit with a scanner. This unit is designed to scan bar codes on containers as they enter holding yards which will provide inventory control.

- Container unit with camera. The unit is similar to Yard BOSS but with the addition of a digital camera that will monitor an individual tampering with the container.

- Mobile home unit. The unit has a built in passive infrared detector and works in conjunction with a pager.

- Internal global positioning unit. The unit would be incorporated into all of our current and future products and would allow tracking of any trucks or containers.

We anticipate expending approximately $100,000 on research and development activities, which would include the purchase of lab equipment to conduct these activities and the production of future prototypes.

Manufacturing

We are in the process of producing a mould which will be used to manufacture the plastic housing for our products. We are also planning on producing inventory in anticipation of the sales we expect to generate. We expect to spend $200,000 on ramping up the manufacturing process.

Employees

In addition to our existing staff we will be hiring an additional inside sales person and administrative staff. We expect that we will expend $200,000 in salaries during the twelve months ended November 30, 2004, not including salaries for those employees and consultants involved in marketing and investor relations.

General and Administrative Expenses

We expect to spend $150,000 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $1,786,961 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our capital needs primarily by issuing equity securities and at November 30, 2003 we had working capital of $192,609, which may not be sufficient to fund us until we are profitable. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Principals of consolidation

The Financial Statements include the accounts of Bulldog Technologies Inc., a Company incorporated under the laws of the Province of British Columbia Canada, Bulldog Technologies Inc. incorporated pursuant to Articles of Merger dated November 10, 2003 pursuant to the laws of the State of Nevada, wherein Northward Ventures Inc. ("Northward") and Bulldog Technologies Inc. merged.

Foreign currency translation

We have determined that the functional currency of certain of our wholly-owned subsidiary is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the period end exchange rates. Revenue and expenses are translated at the average rate of exchange for the period. Related exchange gains and losses are included in a separate component of shareholders' equity under Cumulative translation adjustment. Exchange gains and losses resulting from foreign currency transactions are included in income for the period.

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by us in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2003, are not necessarily indicative of the results to be expected for the year ending August 31, 2004. These unaudited statements should be read in conjunction with the Audited Financial Statements of Bulldog Technologies Inc. a Nevada corporation and Bulldog Technologies Inc a British Columbia company which were filed under form 8K/A dated November 24 2003 and the 10-KSB filed October 24 2003.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We will require significant additional financing, the availability of which cannot be assured.

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to bring the Bulldog Online Security Systems to market. We will require additional financing to complete the financing required to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $1 million to carry out our business plan in the year ended August 31, 2004. As of November 18, 2003, we have raised $520,000 but we anticipate that we will require an additional $500,000 to satisfy our cash requirements for the balance of the year ended August 31, 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incurs unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our services; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our proposed business plans.

We do not have any arrangement for financing. We will depend almost exclusively on outside capital to pay for the continued development of our technology and the marketing of our services. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Its board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

There is a high risk of business failure due to the fact that Bulldog BC has not commenced commercial operations.

Although Bulldog BC has begun the initial stages of production of the Bulldog Online Security Systems, there is no assurance that it will be able to successfully develop sales of its systems and thus we will have no way to evaluate the likelihood that we will be able to operate the business successfully.

Potential investors should be aware of the difficulties normally encountered in developing and commercialising new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialisation process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of the Bulldog Online Security Systems products.

Prior to commercialization of the Bulldog Online Security Systems products, it is anticipated that we will incur increased operating expenses without realizing any revenues. It is therefore expected that we will incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the business, or if the business is found to be unmarketable, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful in our new venture, and there is no assurance that we will be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

We may face larger and better-financed competitors.

Although management is not aware of similar products which would compete directly with Bulldog Online Security Systems, it is anticipated that larger, better-financed companies will develop products similar or superior to the Bulldog Online Security Systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades on the OTCBB. Trading of stock on the OTCBB is frequently thin and highly volatile. There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-

dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Substantially all our assets and a majority of our directors and officers will be located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors or officers.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our online security system. Other than filing a patent in the United States and registering the domain name www.bulldog-tech.com, we have not taken any action to protect our proprietary technology and proprietary computer software. We have not registered any trademarks. If any of our competitors copies or otherwise gains access to our proprietary technology or software or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including Bulldog, Road Boss and Yard Boss, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorised use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterised by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favourably received.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our security products is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our current security product offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog BC claiming $85,600 (for a design fee of CDN$80,000 plus GST), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog BC filed a Statement of Defence and Counterclaim. Bulldog BC's defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. Bulldog BC's counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that Bulldog BC issued to Reliability in advance towards payment. Accordingly, Bulldog BC is seeking an order that Reliability return 200,000 shares of Bulldog BC's common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

On May 5, 2003, Ronald G. Cranfield commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S032402) against Bulldog BC and John Cockburn claiming damages of CDN$61,669 for a loan that he made to Bulldog BC. Mr. Cranfield claims that John Cockburn personally guaranteed the loans. Mr. Cranfield and Bulldog BC have settled this claim for the amount of CDN$59,000 which was fully paid on December 15, 2003. On December 29, 2003 a Consent Order was filed in the Supreme Court of British Columbia dismissing the proceedings without costs to either party.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On November 10, 2003 we completed a 4.34 for split of our common stock to be effected by a dividend of 3.34 shares of our common stock to our shareholders of record on October 29, 2003 for each currently issued and outstanding share held.

On November 17, 2003 Michael Waggett and Suzette Lewis surrendered for cancellation, without consideration, 6,680,000 (2,000,000 pre-split) shares of our common stock owned by them.

On November 17, 2003 we issued 710,000 shares of our common stock to the shareholders of Bulldog BC pursuant to the share exchange transaction with Bulldog BC and the shareholders of Bulldog BC. Since all shareholders were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), all of the shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 17, 2003, we issued 9,081,500 shares of our common stock to the shareholders of Bulldog Nevada pursuant to the share exchange with Bulldog Nevada and the shareholders of Bulldog Nevada. With respect to 32 of the Bulldog Nevada shareholders which were U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933) we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. With respect to the balance of the shareholders of Bulldog Nevada who were not U.S. Persons, we issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 17, 2003, we issued 520,000 units to one investor, at a price of $1.00 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.00 per share for a period of two years from November 7, 2003. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On November 11, 2003, we filed a Form 8-K Current report announcing the Agreement and Plan of Merger dated October 28, 2003 between Northward, Bulldog Nevada, bulldog Acquisition Corp. and John Cockburn and the Share Purchase Agreement dated October 28, 2003 between Northward, Bulldog BC, John Cockburn and certain minority shareholders of Bulldog BC holding, with Mr. Cockburn, in excess of 84% of the outstanding shares of Bulldog BC.

On November 20, 2003 (amended on November 24, 2003), we filed a Form 8-K Current Report announcing the completion of the Agreement and Plan of Merger and Share Purchase Agreement and a change in our Certifying Accountant from Morgan & Company, Chartered Accountants, to Amisano Hanson, Chartered Accountants effective November 17, 2003.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(2) Plan of Acquisition

2.1 Agreement and Plan of Merger dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a Nevada corporation, Bulldog Acquisition Corp. and John Cockburn (3)

2.2 Share Purchase Agreement dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a British Columbia company, John Cockburn and the remaining shareholders of Bulldog Technologies Inc., a British Columbia company (3)

(3) Articles of Incorporation

3.1 Articles of Incorporation (1)

3.2 Bylaws (1)

3.3* Articles of Merger between Bulldog Acquisition Corp. and Northward Ventures, Inc.

(10) Material Contracts

10.1 Option Agreement dated July 29, 2002 (1)

10.2 Option amendment dated July 15, 2003 (2)

10.3 Export Finance Facility Agreement, dated July 10, 2001, between I Trade Finance Inc. and Bulldog Technologies Inc., a British Columbia company (4)

10.4 Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn (4)

10.5 Addendum, dated December 11, 2001, to Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn (4)

10.6 Subscription Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc. (4)

10.7 Investor Registration Rights Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc. (4)

10.8 Lease Agreement dated June 16, 2003, between Ace Fire Prevention Ltd. and Bulldog Technologies Inc., a British Columbia company. (4)

10.9* Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and Boo Jock Chong

10.10* Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and James McMillan

10.11* Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich

10.12* Employment Agreement, dated December 1, 2003, between Bulldog Technologies Inc. and Alexander Potter

10.13* Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn

(21) Subsidiaries of Bulldog Technologies Inc.

Bulldog Technologies Inc. (incorporated in British Columbia)

(31) 302 Certifications

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) 906 Certifications

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form SB-2 that was originally filed with the commission on September 28, 2002

(2) Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003

(3) Previously submitted with our Current Report on Form 8-K filed November 4, 2003

(4) Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn
John Cockburn, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer
Date: January 21, 2004