Form 10QSB
period 2004-02-29
BULLDOG TECHNOLOGIES INC
filed 2004-04-19
CIK 1193158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number  000-50321

Bulldog Technologies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#128, 11180 Coppersmith Place, Richmond, BC, Canada V7A 5G8
(Address of principal executive offices)
604.271.8656
(Issuer's telephone number)
N/A
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

21,038,400 common shares issued and outstanding as at April 5, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended February 29, 2004 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004 and August 31, 2003

(Unaudited - Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Amounts Stated in US Dollars)

ASSETS	(Unaudited) February 29, 2004	August 31, 2003 (a)
Current
Cash	$ 42,176	$ 24,720
Amounts receivable	17,850	1,854
Tax credits refundable	-	20,706
Inventory	22,938	22,110
Prepaid expenses	2,484	1,791
	___________________	___________________
Total current assets	85,448	71,181

Property, plant and equipment, net of accumulated depreciation	29,590	13,768
	___________________	___________________
Total Assets	$ 115,038	$ 84,949
	____________________	____________________
LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 4 and 6)	$ 108,533	$ 234,513
Loans payable (Note 5)	-	113,142
	___________________	___________________
Total current liabilities	108,533	347,655
	___________________	___________________
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
21,038,400 issued ( August 31, 2003: 9,032,500 issued)	21,038	9,033
Additional paid-in capital	4,311,037	1,421,521
Accumulated other comprehensive loss
- cumulative translation adjustment	(130,718)	(99,863)
Deficit accumulated during the development stage	(3,694,852)	(1,593,397)
	___________________	___________________
	506,505	(262,706)

Deferred compensation cost (Note 4)	(500,000)	-
	___________________	___________________
Total Stockholders' Equity (Capital Deficit)	6,505	(262,706)
	___________________	___________________

Total Liabilities and Stockholders' Equity (Capital Deficit)	$ 115,038	$ 84,949
	____________________	____________________

(a) Represents the combined financial positions of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Amounts Stated in US Dollars)

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003 (a)	Six Months Ended February 29, 2004	Six Months Ended February 28, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to February 29, 2004
Expenses
General and administrative
Advertising and promotion	$ 3,269	$ 387	$ 7,452	$ 387	$ 95,386
Consulting fees	40,424	2,081	44,250	2,081	404,235
Depreciation	1,895	-	3,327	-	26,481
Office and general	25,036	8,044	43,598	10,329	212,923
Professional fees	9,760	-	92,163	-	236,632
Rent	5,841	11,657	12,347	13,135	102,301
Salaries and wages (Note 4)	668,971	9,548	726,697	14,938	1,169,086
Travel	2,478	52	9,599	2,105	34,018
Research and development	193,409	-	201,915	2,339	504,406
	__________________	__________________	__________________	__________________	__________________
Loss from operations	(951,083)	(31,769)	(1,141,348)	(32,517)	(2,785,468)

Other income (expenses)
Interest expense	(2,809)	(592)	(6,107)	-	(32,568)
Loss on settlement of accounts payable (Note 6)	(954,000)	-	(954,000)	-	(954,000)
Foreign exchange gain and other	-	-	-	-	77,184
	__________________	__________________	__________________	__________________	__________________
Net loss for the period	$ (1,907,892)	$ (32,361)	$ (2,101,455)	$ (45,314)	(3,694,852)
	__________________	__________________	__________________	__________________	__________________

Basic and diluted loss per share	$ (0.09)	$ (0.00)	$ (0.13)	$ (0.01)
	__________________	__________________	__________________	__________________

Weighted average shares outstanding	20,418,944	8,831,500	15,764,910	8,831,500
	__________________	__________________	__________________	__________________

(a) Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - Amounts Stated in US Dollars)

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003 (a)	Six Months Ended February 29, 2004	Six Months Ended February 28, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to February 29, 2004

Net loss	$ (1,907,892)	$ (32,361)	$ (2,101,455)	$ (45,314)	$ (3,694,852)

Foreign currency translation	(26,649)	(12,111)	(30,855)	(27,882)	(130,718)
	__________________	__________________	__________________	__________________	__________________

Comprehensive loss	$ (1,934,541)	$ (44,472)	$ (2,132,310)	$ (73,196)	$ (3,825,570)
	__________________	__________________	__________________	__________________	__________________

(a) Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Stated in US Dollars)

	Six Months Ended February 29 2004	Six Months Ended February 28 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to February 29, 2004
Cash flows used in operating activities:
Net loss	$ (2,101,455)	$ (45,314)	$ (3,694,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,327	-	26,481
Expenses paid by affiliated company	-	-	301,303
Issue of common stock for services during the period	559,500	-	635,429
Stock option compensation	29,225	-	29,225
Loss on settlement of accounts payable	954,000	-	954,000
(Increase) decrease in assets
Amounts receivable	(15,996)	(2,696)	(17,850)
Tax credits refundable	20,706	12,227	-
Inventory	(828)	1,689	(22,938)
Prepaid expenses	(693)	23,920	(2,484)
Increase (decrease) in accounts payable and accrued liabilities	64,232	3,074	246,618
	___________________	___________________	___________________
Net cash used in operating activities	(487,982)	(7,100)	(1,545,068)
	___________________	___________________	___________________
Cash flows used in investing activity
Purchase of property, plant and equipment	(19,149)	(823)	(57,098)
	___________________	___________________	___________________
Cash flows from financing activities
Loans payable	(60,212)	(3,156)	52,930
Issuance of common shares	607,000	10,000	1,710,309
Shares repurchased	(20,000)	-	(20,000)
	___________________	___________________	___________________
Net cash provided by financing activities	526,788	6,844	1,743,239
	___________________	___________________	___________________
Increase in cash	19,657	(1,079)	141,073
Effect of foreign exchange rate changes on cash	(2,201)	1,079	(98,897)
	___________________	___________________	___________________
Net increase in cash	17,456	-	42,176
Cash, beginning of period	24,720	-	-
	___________________	___________________	___________________
Cash, end of period	$ 42,176	$ -	$ 42,176
	__________________	___________________	__________________
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 2,945	$ -	$ 15,961
	__________________	__________________	__________________
Income taxes	$ -	$ -	$ -
	__________________	__________________	__________________
Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$ 271,000
Issuance of shares in settlement of loans payable	$ 59,000	$ -
Issuance of shares on recapitalization (Note 3)	$ 796	$ -	$ -

a) Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to February 29, 2004
(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the	Deferred
	Common Stock (a)		Paid-in	Translation	Development	Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
On inception of Bulldog BC, September 23, 1998	465,000	$ 465	$ (138)	$ -	$	$ -	$ 327
Issuance of stock in Bulldog BC for cash - at $0.34	20,000	20	6,683	-	-	-	6,703
- at $0.67	125,000	125	83,663	-	-	-	83,788
- at $1.34	22,500	23	30,140	-	-	-	30,163
Issuance of stock in Bulldog BC for services	8,000	8	16,079	-	-	-	16,087
Foreign exchange translation adjustment	-	-	-	(12)	-	-	(12)
Net loss	-	-	-	-	(114,968)	-	(114,968)
	_____________	_____________	____________	_____________	_____________	_____________	_____________
Balance, August 31, 1999 (Bulldog BC)	640,500	641	136,427	(12)	(114,968)	-	22,088
Issuance of stock in Bulldog BC for cash -at $0.68	25,000	25	16,965	-	-	-	16,990
- at $1.02	8,000	8	8,147	-	-	-	8,155
- at $1.36	2,500	2	3,398	-	-	-	3,400
Issuance of stock in Bulldog BC for services	34,000	34	9,494	-	-	-	9,528
On inception of Bulldog Nevada - at $0.001	7,035,000	7,035	-	-	-	-	7,035
Issuance of stock in Bulldog Nevada for cash - at $1.00	613,727	614	613,113	-	-	-	613,727
Foreign exchange translation adjustment	-	-	-	289	-	-	289
Net loss	-	-	-	-	(531,252)	-	(531,252)
	_____________	_____________	____________	_____________	_____________	_____________	_____________
Balance, August 31, 2000 (combined)	8,358,727	8,359	787,544	277	(646,220)	-	149,960

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to February 29, 2004
(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the	Deferred
	Common Stock (a)		Paid-in	Translation	Development	Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2000 (combined, balance forward)	8,358,727	8,359	787,544	277	(646,220)	$ -	$ 149,960
Issuance of stock in Bulldog Nevada for cash - at $0.002	245,000	245	130	-	-	-	375
- at $0.24	95,833	96	22,904	-	-	-	23,000
- at $0.50	80,000	80	39,920	-	-	-	40,000
- at $1.00	155,623	156	155,467	-	-	-	155,623
Issuance of stock in Bulldog Nevada for services	304,830	305	230,125	-	-	-	230,430
Redeemed and cancelled for Nil consideration	(861,000)	(861)	861	-	-	-	-
Shares issued as commission for private placements	91,120	91	(91)	-	-	-	-
Foreign exchange translation Adjustment	-	-	-	26,357	-	-	26,357
Net loss	-	-	-	-	(424,417)	-	(424,417)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, August 31, 2001 (combined)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	-	201,328

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to February 29, 2004
(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the	Deferred
	Common Stock (a)		Paid-in	Translation	Development	Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2001 (combined, balance forward)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	-	201,328
Shares in Bulldog Nevada issued as commission for private placements	1,500	2	(2)	-	-	-	-
Issuance of stock in Bulldog Nevada for cash - at $0.24	104,167	104	24,896	-	-	-	25,000
- at $0.50	87,200	87	43,513	-	-	-	43,600
Issuance of stock in Bulldog Nevada for services	168,500	168	68,832	-	-	-	69,000
Foreign exchange translation adjustment	-	-	-	2,402	-	-	2,402
Net loss	-	-	-	-	(209,920)	-	(209,920)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, August 31, 2002 (combined)	8,831,500	8,832	1,374,099	29,036	(1,280,557)	-	131,410
Issuance of stock in Bulldog Nevada for cash - at $0.25	183,000	183	45,567	-	-	-	45,750
Issuance of stock for services to Bulldog Nevada	10,000	10	1,863	-	-	-	1,873
Shares of Bulldog Nevada issued as commission for private placements	8,000	8	(8)	-	-	-	-
Foreign exchange translation adjustment	-	-	-	(128,899)	-	-	(128,899)
Net loss	-	-	-	-	(312,840)	-	(312,840)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, August 31, 2003 (combined)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	-	(262,706)

/Cont'd.

BULLDOG TECHNOLOGIES INC. Continued
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to February 29, 2004
(Unaudited - Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the	Deferred
	Common Stock (a)		Paid-in	Translation	Development	Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	-	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25 - at $0.25	448,000	448	111,552	-	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	101,859	-	-	-	102,250
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	-	(20,000)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
	9,791,500	9,792	1,615,012
Adjustment to the stockholders' equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	-	796
IssUance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	-	520,000
Issuance of stock on debt settlement - at $0.25	600,000	600	1,103,400	-	-	-	1,104,000
Issuance of stock for services - at $1.50	35,500	35	53,215	-	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	(1,000,000)	-
Stock option compensation (Note 2)	-	-	29,225	-	-	-	29,225
Amortization of deferred compensation costs	-	-	-	-	-	500,000	500,000
Net loss	-	-	-	-	(2,101,455)	-	(2,101,455)
Foreign exchange translation adjustment	-	-	-	(30,855)	-	-	(30,855)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, February 29, 2004	21,038,400	$ 21,038	$ 4,311,037	$ (130,718)	$ (3,694,852)	$ (500,000)	$ 6,505
	________________	________________	_______________	________________	________________	________________	________________

(a) Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

BULLDOG TECHNOLOGIES INC.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004 and February 28, 2003
(Unaudited - Stated in US Dollars)

Note 1 Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated under the laws of the State of Nevada on June 18, 2002 as Northward Ventures, Inc. ("Northward") and was previously involved in mineral exploration activity. In November 2003, the Company acquired all the issued and outstanding shares of Bulldog Technologies (BC) Inc. ("Bulldog BC") and Bulldog Technologies Inc. ("Bulldog Nevada"). Bulldog BC was incorporated under the laws of British Columbia on September 23, 1998 and carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated in the State of Nevada on January 18, 2000 primarily to raise financing for Bulldog BC. Prior to the share exchange, Bulldog BC and Bulldog Nevada were under common control. On November 7, 2003, the Company changed its name to Bulldog Technologies Inc. and merged with Bulldog Nevada such that after closing the consolidated entity consists of Bulldog Technologies Inc. (formerly Northward Ventures, Inc.) and its subsidiary, Bulldog BC.

In accordance with provisions governing the accounting for reverse acquisitions (Note 3), the figures presented as at August 31, 2003 and for the three and six months ended February 28, 2003 are those of Bulldog BC and Bulldog Nevada, combined.

The Company is considered to be in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2004, the Company has recognized no revenues and has accumulated operating losses of approximately $3.7 million since the inception of Bulldog BC. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. In April 2004, the Company completed a private placement whereby it raised gross proceeds of approximately $5 million to finance the current operating and capital requirements of the Company (Note 8). Amounts raised will be used to continue development of the Company's products, roll out the Company's products to market and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 2 Significant Interim Financial Statement Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Interim Financial Statements

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the periods ended August 31, 2003 and 2002 included in the Company's 10-KSB Annual Report as well as the audited financial statements of Bulldog Nevada and Bulldog BC which were included in the Company's 8-K/A Current Report filed in November 2003. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Stock Option Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock option compensation for non-employees is re-measured quarterly until options vest.

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for options granted to employees and directors (for their services as directors) if the option price is less than the market price of the underlying common stock on the date of the grant.

Note 2 Significant Interim Financial Statement Accounting Policies

Stock Option Compensation - cont'd

The fair value of the options granted during the six-month period ended February 29, 2004 (to non-employees) was $1.67 per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free rate of 3.07% and an expected life of 5 years. Such amount will be remeasured as the options vest and will be amortized on a straight-line basis over the vesting period of ten months.

On February 25, 2004, the Company granted 175,000 stock options to five persons who are members of the advisory board exercisable at $0.50 per option until expiry on February 25, 2009. At February 29, 2004, 17,500 stock options were exercisable. Amortized compensation expense recognized in the Statement of Operations in respect to these option grants totalled $29,225 calculated using the Black Scholes option pricing model for 175,000 options granted using the assumptions set out above.

At February 29, 2004, the stock options remain outstanding. There were no stock options granted or outstanding prior to this grant.

Note 3 Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one for one basis in exchange for 710,000 and 9,081,500 shares of the Company's common stock, respectively. At February 29, 2004, all of Bulldog Nevada's shares have been exchanged while 695,800 of Bulldog BC's common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 49% of the Company's common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to common stock of the Company was $796.

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented as at August 31, 2003 and for the three and six months ended February 28, 2003 are those of Bulldog BC and Bulldog Nevada, combined. The authorized and issued share capital of these companies at August 31, 2003 was as follows:

Note 3 Recapitalization - (cont'd)

Bulldog Nevada

Authorized: 20,000,000 common shares, $0.001 par value

Issued: 8,322,500 common shares

Bulldog BC

Authorized: 5,000,000 common shares, no par value

Issued: 710,000 common shares (*)

(*) The adjustment for the exchange of no par value common shares of Bulldog BC for $0.001 par value common shares of the Company on a one for one basis has been retroactively reflected in the pre-acquisition period for comparison purposes.

Immediately prior to the acquisition of Bulldog BC and Bulldog Nevada, the Company completed a 4.34 for 1 split of its common stock and concurrently two stockholders of the Company surrendered 6,680,000 common shares to the Company for cancellation. No consideration was paid on redemption of these shares.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 1, 2002 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29	February 28	February 29	February 28
	2004	2003	2004	2003

Revenue	$ -	$ -	$ -	$ -
Net loss for the period	(1,908,792)	(37,485)	(2,111,954)	(56,033)
Loss per share	(0.11)	(0.00)	(0.11)	(0.00)

Note 4 Related Party Transactions

The Company was charged the following expenses by a director of the Company, by companies with common directors or by a spouse of a director of the Company:

	Six	Six
	Months	Months
	Ended	Ended
	February 29,	February 28,
	2004	2003
Commissions	$ 10,000	$ -
Management fees	$ -	$ 4,096
Director fees	$ 103,500	$ -

Note 4 Related Party Transactions - (cont'd)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

The Company has entered into agreements with two directors for services for a one-year term commencing November 17, 2003 whereby it will issue an aggregate of 275,000 shares of common stock vesting monthly.

At February 29, 2004, accounts payable and accrued liabilities includes $69,000 (based on the quoted market value of the Company's common stock on the agreement date) due to directors of the Company in respect of unpaid director fees (August 31, 2003: $50,000 management fees).

On December 24, 2003, Bulldog BC entered into an employment contract for a three-year term with the Company's president. The terms of the agreement provided that commencing September 1, 2003, the president will receive a salary of $6,000 per month and additional compensation of 1,100,000 shares issuable as follows: 500,000 on signing the agreement and 300,000 shares on each of October 1, 2004 and October 1, 2005.

The Company issued the 500,000 non-forfeitable, fully vested shares of common stock on January 16, 2004. The common stock is restricted from trading. Compensation expense based upon the quoted market price of these common shares on the agreement date totals $1,000,000 which is being amortized rateably over the first year term of the contract. At February 29, 2004, $500,000 pertaining to stock compensation attributable to the remainder of the first employment year was deferred as a reduction of Stockholders' Equity to be amortized over the remaining period to September 30, 2004. Compensation costs pertaining to future share issuances under the employment agreement will be measured on the date they are earned.

The Company is currently in the process of reviewing the terms of the employment contract with its president including restrictions as to the future resale of the common stock.

Note 5 Loans Payable

	February 29,	August 31,
	2004	2003
i) Advances for private placement, secured by a general security agreement over the assets of the Company and a guarantee by a company with a common director. During the six months ended February 29, 2004 the shares associated with the advances were issued (Note 6).	$ -	$ 25,000

ii) Loan payable on demand. The loan was unsecured bearing interest at 12% per annum. During the six months ended February 29, 2004 the loan was settled through the issuance of 18,000 shares at a price of $0.25 per share, and the balance settled in cash.	-	24,536

iii) Loans payable on demand, unsecured and non-interest bearing. During the six months ended February 29, 2004 the loans were settled through the issuance of 100,000 shares at a price of $0.25 per share and the balance settled in cash.	-	63,606
	____________________	___________________
	$ -	$ 113,142
	_________________	_________________

Note 6 Capital Stock

Capital stock transactions for the six months ended February 29, 2004 not disclosed elsewhere in these consolidated financial statements includes:

Prior to the Share Exchange with Bulldog Nevada and Bulldog BC

In October 2003, Bulldog Nevada issued 448,000 common shares at $0.25 per share for proceeds of $112,000 pursuant to a private placement.

During the three months ended November 30, 2003, Bulldog Nevada issued 25,000 non-forfeitable, fully vested common shares at $0.25 per share for services rendered totalling $6,250, 118,000 common shares on settlement of loans payable (Note 5) of $34,000 and issued 248,000 non-forfeitable, fully vested common shares to settle accounts payable of $62,000. Included in the settlement of accounts payable was the settlement of $50,000 of accounts payable to the Company's president in exchange for 200,000 shares of common stock. The value of common shares issued was based on the estimated fair value (using the most recent private placement price received from third parties) of Bulldog Nevada's common shares on the respective agreement dates.

In November 2003, Bulldog Nevada repurchased and cancelled 80,000 common shares for $20,000.

Note 6 Capital Stock - (cont'd)

After the Share Exchange with Bulldog Nevada and Bulldog BC

In connection with the Share Exchange Agreement in November 2003 (Note 3), the Company completed a private placement and issued 520,000 units to one investor at a price of $1.00 per unit. $25,000 was received during the year ended August 31, 2003 (Note 5). Each unit was comprised of one common share and one share purchase warrant which entitles the holder to purchase an additional common share for $1.00 up to November 2005. All warrants are still outstanding and exercisable at February 29, 2004.

In December 2003 and January 2004, the Company issued 600,000 non-forfeitable, fully vested common shares to settle $150,000 of accounts payable. A loss of $954,000 was recognized in respect of the settlement of accounts payable based upon the quoted market price of the Company's common stock on the respective agreement dates. Such amounts have been recognized in the Company's consolidated statements of operations for the three and six month periods ended February 29, 2004.

In December 2003 and January 2004, the Company issued 35,500 non-forfeitable, fully vested shares of common stock to directors of the Company pursuant to an employment and director agreements (Note 4). The value attributable to the common stock was $53,250 based on the quoted market price of the Company's common stock on the issuance dates.

Note 7 Contingent Liabilities

An action has been commenced against the Company for damages and breach of contract. Management is of the opinion that the claim is without merit and intends to vigorously defend the allegations. The Company is counterclaiming for the cancellation and return to treasury of 200,000 common shares for breach of contract.

A demand has been made against the Company for 19,500 shares of the Company's common stock and distribution rights of the Company's products in Japan and Korea. Management is attempting to negotiate a settlement of the claim.

A demand letter was received by a former employee of the Company claiming CDN$4,000 and 25,000 shares of common stock.

An action has been commenced against the Company pursuant to a contract that it entered into with a company claiming a finder's fee of $5,800 and 979,150 common shares. Management believes that there is no substantive merit to the claim.

The outcome of the above matters is indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 8 Subsequent Events

    The Company has received share subscriptions in respect of a private placement for gross proceeds of $4,994,125. Under terms of the private placement, the Company will issue 2,219,611 shares of common stock, 554,902 share purchase warrants exercisable at $3.50 per share for a period of five years and 1,109,806 share purchase warrants exercisable at $2.25 per share until the earlier of fourteen months after April 14, 2004 or eight months after a registration statement is declared effective. As part of the private placement, the Company has agreed to pay a finder's fee of 6% of the gross proceeds plus any monies received on the exercise of these warrants.

    In March 2004, the Board of Directors approved the Company's 2004 Stock Option Plan ("the 2004 Plan"). The 2004 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 5,000,000 common shares of the Company. Under the 2004 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock-options shall vest at the rate of 25% per year starting one year following the granting of options. No stock options have yet been granted under the 2004 Plan.

Note 9 New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created or acquired after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

Note 9 New Accounting Pronouncements - (cont'd)

The implementation of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company's consolidated financial statements.

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

General Overview

We were incorporated under the laws of the State of Nevada on June 18, 2002. Until we entered into the acquisition with Bulldog BC and the merger with Bulldog Nevada, our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. We hold an option to acquire a 70% interest in the North Manchester Property mineral claim and is exercisable by us if we meet certain minimum required exploration expenditure requirements. The North Manchester Property is subject to a 1% net smelter return royalty, in favor of Klondike Bay Minerals, the optionor. To date, we have not undertaken any exploration activity on the North Manchester Property. We do not intend on expending any more funds on this property and will accordingly let the option lapse.

Acquisition of Bulldog BC and Merger with Bulldog Nevada

On November 10, 2003, we completed the acquisition of 695,800, or 98%, of the shares of Bulldog BC in exchange for issuing 695,800 shares of our common stock. The stockholders of Bulldog BC were entitled to receive one share of our common stock for each share of Bulldog BC. After the acquisition closed on November 10, 2003, Bulldog BC became our subsidiary.

The merger of Bulldog Nevada and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired 9,081,500 issued and outstanding shares in Bulldog Nevada in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Nevada. The stockholders of Bulldog Nevada were entitled to receive one share of our common stock for each share of Bulldog Nevada. After the merger closed on November 10, 2003, Bulldog Nevada became our wholly-owned subsidiary. After completion of this merger, we merged Bulldog Acquisition Corp. with our company. As part of this merger, we changed our name from "Northward Ventures, Inc." to "Bulldog Technologies Inc." to reflect our newly acquired business.

Bulldog BC and Bulldog Nevada

Bulldog BC carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated primarily to facilitate the financing of Bulldog BC. Bulldog Nevada's primary asset consisted of an inter-corporate loan to Bulldog BC that was outstanding in the amount of $1,122,197 as at August 31, 2003. Mr. John Cockburn is sole officer, director and the principal shareholder of each of Bulldog BC and Bulldog Nevada. Other than the loan from Bulldog Nevada to Bulldog BC, there was no direct legal relationship between the two companies.

Business of Bulldog BC

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We anticipate that we will require $1 million for the twelve months ended February 28, 2005 to secure initial product orders and build market channels, support customer trials, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our new products, launch a marketing program and to ramp up our manufacturing capabilities. As part of the acquisition and the merger, we received gross proceeds of $520,000 from a part and parcel private placement, which included the issuance of share purchase warrants to acquire up to an additional 520,000 shares of our common stock at $1.00 per share for a period of five years. If the investor exercises the share purchase warrants, we will receive another $520,000 in gross proceeds. We may also receive cash if we begin generating revenues prior to February 28, 2005.

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock and share purchase warrants to purchase up to 1,664,708 shares of our common stock for aggregate gross proceeds of $4,994,125. With respect to 554,902 of the share purchase warrants, they are exercisable at $3.50 per share for a period of five years and with respect to 1,109,806 warrants they are exercisable at $2.25 per share for the period ending the earlier of 14 months from the closing date or eight months from the date a registration statement, filed in connection with this private placement is declared effective. As part of this private placement, we agreed to pay a finder's fee of 6% on the gross proceeds plus any monies we receive from the exercise of the warrants.

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

Employees

In addition to our existing staff we will be hiring an additional inside sales person and administrative staff. We expect that we will expend $200,000 in salaries during the twelve months ended February 28, 2005, not including salaries for those employees and consultants involved in marketing and investor relations.

General and Administrative Expenses

We expect to spend $150,000 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Future Operations

Presently, we have not generated any revenues sufficient to meet operating and capital expenses. We have incurred operating losses since inception. As noted above, the management of our company projects that we may require an additional $1.0 million to fund our ongoing operating expenses, working capital requirements for the period ended February 28, 2005. These estimates do not include any potential capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

As at February 29, 2004, we had a working capital deficiency of $23,085. As a result of the completion of the private placement in April 2004, we have sufficient funds to satisfy our cash requirements for the period ended February 28, 2005.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended August 31, 2003 and the financial statements of our subsidiary for the year ended August 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our current service offerings and any new service offerings that we may introduce, the continuing successful development of our service offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created or acquired after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $3,694,852 from the inception of Bulldog BC to February 29,2004. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our capital needs primarily by issuing equity securities and at February 29, 2004 we had a working capital deficiency of $23,085. We did however complete a private placement in April 2004 which raised aggregate gross proceeds of $4,994,125. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Principals of consolidation

The Financial Statements include the accounts of Bulldog Technologies Inc., a Company incorporated under the laws of the Province of British Columbia Canada, Bulldog Technologies Inc. incorporated pursuant to Articles of Merger dated November 10, 2003 pursuant to the laws of the State of Nevada, wherein Northward Ventures Inc. ("Northward") and Bulldog Technologies Inc. merged. In November 2003, we closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby we acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one for one basis in exchange for 710,000 and 9,081,500 shares of our common stock, respectively.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 49% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction), a representative of Bulldog BC and Bulldog Nevada is now one of our directors and our sole officer and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to our common stock was $796.

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented in our consolidated financial statements as at August 31, 2003 and for the three and six months ended February 29, 2004 are those of Bulldog BC and Bulldog Nevada, combined.

Research and development

All costs pertaining to research and development are charged to expense as incurred.

Stock Compensation

We have previously engaged in a number of transactions where we have used our common stock as consideration for services or in settlement of debt and payables. In such situations, the value attributable to the service or debt settlement is largely determined based on the quoted market price of our common stock around the respective agreement dates.

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

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to bring the Bulldog Online Security Systems to market. We will require additional financing to complete the financing required to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $1 million to carry out our business plan in the year ended August 31, 2004. On April 13, 2004, we completed a private placement for gross proceeds of $4,994,125 which is sufficient funds to satisfy our cash requirements for the balance of the year ended August 31, 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

There is currently a limited market for our common stock, which trades on the OTC Bulletin Board. Trading of stock on the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog BC claiming CDN$85,600 (for a design fee of CDN$80,000 plus GST), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog BC filed a Statement of Defence and Counterclaim. Bulldog BC's defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Bulldog BC's counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that Bulldog BC issued to Reliability in advance towards payment. Accordingly, Bulldog BC is seeking an order that Reliability return 200,000 shares of Bulldog BC's common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

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

On February 4, 2004, SNJ Capital Ltd. commenced a lawsuit against our company, our subsidiary and John Cockburn. SNJ Capital is claiming that, pursuant to a contract that it entered into with our company, our subsidiary and John Cockburn on August 1, 2001, that it is entitled to a $5,800 finders fee on certain monies raised by our company and 979,150 shares of our common stock in connection with the recent merger between Northward Ventures Inc. and Bulldog Technologies Inc. We believe that there is no substantive merit to the claims made by SNJ Capital and we intend to vigorously defend the action.

On March 5, 2004, we received a demand letter from counsel for Alexander Potter, a former employee of the Company. Mr. Potter is claiming that we owe him one month's salary ($4,000) and 25,000 shares of our common stock.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On December 21, 2003, we issued 23,000 shares of our common stock to two of our directors in consideration for their services as directors of our company. We issued the shares in an offshore transaction to non-U.S. Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 16, 2004, we issued 500,000 shares of our common stock to one of our directors and officers in consideration for his services as a director and officer of our company. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 16, 2004, we issued 12,500 shares of our common stock to one of our officers in consideration for his services as an officer of our company. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933.

On January 22, 2004, we issued an aggregate of 600,000 shares to two individuals in settlement of fees owing to the individuals for consulting services provided by the individuals to our company. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 25, 2004, we granted a total of 175,000 options to five persons who are members of our advisory board of directors of our company allowing the holders to acquire 175,000 shares common stock of our company at $0.50 per share on or before February 25, 2009. For those persons resident in the United States, we granted the options to accredited investors relying on Regulation D, Section 4(6) and/or Section 4(2) of the Securities Act. For those persons resident outside of the United States, we granted the options in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 16, 2004, we issued 500,000 shares of our common stock to one of our directors and officers in consideration for his services as a director and officer of our company. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We are currently in the process of reviewing the terms of the employment contract pursuant to which the 500,000 shares were issued including restrictions as to the future resale of the shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On January 27, 2004, we filed a Form 8-K Current report announcing the completion of initial road testing of our Road BossTM cargo security product and that the Road BossTM security products are in full production.

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

3.1 Articles of Incorporation (1)

3.2 Bylaws (1)

3.3 Articles of Merger between Bulldog Acquisition Corp. and Northward Ventures, Inc. (5)

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

10.7 Investor Registration Rights Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc. (4)

10.8 Lease Agreement dated June 16, 2003, between Ace Fire Prevention Ltd. and Bulldog Technologies Inc., a British Columbia company (4)

10.9 Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and Boo Jock Chong (5)

10.10 Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and James McMillan (5)

10.11 Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich (5)

10.12 Employment Agreement, dated December 1, 2003, between Bulldog Technologies Inc. and Alexander Potter (5)

10.13 Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn (5)

10.14* Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Greg Burnett

10.15* Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Raymond Irvine

10.16* Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd.

10.17* Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A.

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

(3) Previously submitted with our Current Report on Form 8-K filed on November 4, 2003

(4) Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003

(5) Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.

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
Date: April 19, 2004