Form 10QSB
period 2004-05-31
BULLDOG TECHNOLOGIES INC
filed 2004-07-15
CIK 1193158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________________

Commission file number  000-50321

Bulldog Technologies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Riverside Place, Suite 301 - 11120 Horseshoe Way, Richmond, BC, Canada V7A 5H7
(Address of principal executive offices)
604.271.8656
(Issuer's telephone number)
#128, 11180 Coppersmith Place, Richmond, BC, Canada V7A 5G8
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

23,327,011 common shares issued and outstanding as at June 30, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended May 31, 2004 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004 and August 31, 2003

(Unaudited - Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts Stated in US Dollars)

	(Unaudited) May 31,	August 31,
ASSETS	2004	2003 (a)
Current
Cash and cash equivalents	$ 4,139,035	$ 24,720
Receivables	12,533	1,854
Tax credits refundable	-	20,706
Inventory	26,184	22,110
Deposits on inventory	179,000	-
Prepaid expenses	62,425	1,791
	____________________	____________________
Total current assets	4,419,177	71,181

Property, plant and equipment, net of accumulated depreciation	39,242	13,768
	____________________	____________________
Total Assets	$ 4,458,419	$ 84,949
	____________________	____________________
LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 4 and 6)	$ 384,676	$ 234,513
Loans payable (Note 5)	-	113,142
	____________________	____________________
Total current liabilities	384,676	347,655
	____________________	____________________
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
23,258,011 issued ( August 31, 2003: 9,032,500 issued)	23,258	9,033
Additional paid-in capital	9,198,698	1,421,521
Accumulated other comprehensive loss
- cumulative translation adjustment	(82,749)	(99,863)
Deficit accumulated during the development stage	(4,815,464)	(1,593,397)
	____________________	____________________
	4,323,743	(262,706)

Deferred compensation cost (Note 4)	(250,000)	-
	____________________	____________________
Total Stockholders' Equity (Capital Deficit)	4,073,743	(262,706)
	____________________	____________________

Total Liabilities and Stockholders' Equity (Capital Deficit)	$ 4,458,419	$ 84,949
	____________________	____________________

(a) Represents the combined financial positions of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Amounts Stated in US Dollars)

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003 (a)	Nine Months Ended May 31, 2004	Nine Months Ended May 31, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to May 31, 2004
Expenses
General and administrative
Advertising and promotion	$ 2,714	$ 784	$ 10,166	$ 1,171	$ 98,100
Consulting fees and commissions	203,030	4,341	247,280	6,422	607,265
Depreciation	5,129	3,568	8,456	3,568	31,610
Office and general	44,803	7,839	88,401	18,168	257,726
Professional fees	98,947	40,784	191,110	40,784	335,579
Rent	5,687	5,376	18,034	18,511	107,988
Salaries and wages (Note 4)	547,285	5,869	1,273,982	20,807	1,716,371
Trade shows, travel and marketing	62,309	-	71,908	2,105	96,327
Research and development	49,754	-	251,669	2,339	686,916
	___________________	___________________	___________________	___________________	___________________
Loss from operations	(1,019,658)	(68,561)	(2,161,006)	(113,875)	(3,937,882)

Other income (expenses)
Tax Credit Refund	-	132,756	-	132,756	132,756
Interest expense	-	(4,007)	(6,107)	(4,007)	(32,568)
Loss on settlement of accounts payable (Note 6)	-	-	(954,000)	-	(954,000)
Foreign exchange loss and other	(100,954)	-	(100,954)		(23,770)
	___________________	___________________	___________________	___________________	___________________
Net (loss) income for the period	$ (1,120,612)	$ 60,188	$ (3,222,067)	$ 14,874	$ (4,815,464)
	___________________	___________________	___________________	___________________	___________________

Basic and diluted earnings (loss) per share	$ (0.05)	$ 0.01	$ (0.16)	$ -
	___________________	___________________	___________________	___________________

Weighted average shares outstanding	22,172,332	8,831,500	20,646,706	8,831,500
	___________________	___________________	___________________	___________________

(a) Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Amounts Stated in US Dollars)

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003 (a)	Nine Months Ended May 31, 2004	Nine Months Ended May 31, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to May 31, 2004

Net income (loss)	$ (1,120,612)	$ 60,188	$ (3,222,067)	$ 14,874	$ (4,815,464)

Foreign currency translation	47,969	10,441	17,114	(17,441)	(82,749)
	___________________	___________________	___________________	___________________	___________________

Comprehensive income (loss)	$ (1,072,643)	$ 70,629	$ (3,204,953)	$ (2,567)	$ (4,898,213)
	___________________	___________________	___________________	___________________	___________________

(a) Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Stated in US Dollars)

	Nine Months Ended May 31, 2004	Nine Months Ended May 31, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to May 31, 2004
Cash flows (used in) provided by operating activities:
Net (loss) income	$ (3,222,067)	$ 14,874	$ (4,815,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,456	3,568	31,610
Expenses paid by affiliated company	-	-	301,303
Issue of common stock for services during the period	809,500	-	885,429
Stock option compensation	224,637	-	224,637
Loss on settlement of accounts payable	954,000	-	954,000
(Increase) decrease in assets
Receivables	(10,679)	(6,911)	(12,533)
Tax credits refundable	20,706	1,357	-
Inventory	(4,074)	(12,538)	(26,184)
Deposits on inventory	(179,000)	-	(179,000)
Prepaid expenses	(60,634)	23,778	(62,245)
Increase in accounts payable and accrued liabilities	368,233	55,481	551,083
	______________________	______________________	______________________
Net cash (used in) provided by operating activities	(1,090,922)	79,609	(2,147,364)
	______________________	______________________	______________________
Cash flows used in investing activity
Purchase of property, plant and equipment	(33,930)	(4,926)	(71,879)
	______________________	______________________	______________________
Cash flows from (used in) financing activities
Loans payable	(60,212)	(56,948)	52,930
Issuance of common shares	5,301,468	-	6,404,777
Shares repurchased	(20,000)	-	(20,000)
	______________________	______________________	______________________
Net cash provided by (used in) financing activities	5,221,256	(56,948)	6,437,707
	______________________	______________________	______________________
Increase in cash	4,096,404	17,735	4,218,464
Effect of foreign exchange rate changes on cash	17,911	(2,702)	(79,429)
	______________________	______________________	______________________
Net increase in cash	4,114,315	15,033	4,139,035
Cash and cash equivalents, beginning of period	24,750	(10,083)	-
	______________________	______________________	______________________
Cash and cash equivalents, end of period	$ 4,139,035	$ 4,950	$ 4,139,035
	______________________	______________________	______________________
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 2,945	$ 6,323	$ 15,961
	______________________	______________________	______________________
Income taxes	$ -	$ -	$ -
	______________________	______________________	______________________
Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$ 271,000	$ -	$ 271,000
Issuance of shares in settlement of loans payable	$ 59,000	$ -	$ 59,000
Issuance of shares on recapitalization (Note 3)	$ 736	$ -	$ 736

a) Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to May 31, 2004

(Unaudited - Amounts Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development	Deferred Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
On inception of Bulldog BC, September 23, 1998	465,000	$ 465	$ (138)	$ -	$ -	$ -	$ 327
Issuance of stock in Bulldog BC for cash - at $0.34	20,000	20	6,683	-	-	-	6,703
- at $0.67	125,000	125	83,663	-	-	-	83,788
- at $1.34	22,500	23	30,140	-	-	-	30,163
Issuance of stock in Bulldog BC for services	8,000	8	16,079	-	-	-	16,087
Foreign exchange translation adjustment	-	-	-	(12)	-	-	(12)
Net loss	-	-	-	-	(114,968)	-	(114,968)
	______________	______________	_____________	________________	_________________	__________________	______________
Balance, August 31, 1999 (Bulldog BC)	640,500	641	136,427	(12)	(114,968)	-	22,088
Issuance of stock in Bulldog BC for cash - at $0.68	25,000	25	16,965	-	-	-	16,990
- at $1.02	8,000	8	8,147	-	-	-	8,155
- at $1.36	2,500	2	3,398	-	-	-	3,400
Issuance of stock in Bulldog BC for services	34,000	34	9,494	-	-	-	9,528
On inception of Bulldog Nevada - at $0.001	7,035,000	7,035	-	-	-	-	7,035
Issuance of stock in Bulldog Nevada for cash - at $1.00	613,727	614	613,113	-	-	-	613,727
Foreign exchange translation adjustment	-	-	-	289	-	-	289
Net loss	-	-	-	-	(531,252)	-	(531,252)
	______________	______________	_____________	________________	_________________	__________________	______________
Balance, August 31, 2000 (combined)	8,358,727	8,359	787,544	277	(646,220)	-	149,960

.../Cont'd.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to May 31, 2004
(Unaudited - Amounts Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development	Deferred Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2000 (combined, balance forward)	8,358,727	8,359	787,544	277	(646,220)	$ -	149,960
Issuance of stock in Bulldog Nevada for cash - at $0.002	245,000	245	130	-	-	-	375
- at $0.24	95,833	96	22,904	-	-	-	23,000
- at $0.50	80,000	80	39,920	-	-	-	40,000
- at $1.00	155,623	156	155,467	-	-	-	155,623
Issuance of stock in Bulldog Nevada for services	304,830	305	230,125	-	-	-	230,430
Redeemed and cancelled for Nil consideration	(861,000)	(861)	861	-	-	-	-
Shares issued as commission for private placements	91,120	91	(91)	-	-	-	-
Foreign exchange translation Adjustment	-	-	-	26,357	-	-	26,357
Net loss	-	-	-	-	(424,417)	-	(424,417)
	______________	________________	________________	________________	_________________	_________________	_________________
Balance, August 31, 2001 (combined)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	-	201,328

.../Cont'd.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to May 31, 2004
(Unaudited - Amounts Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development	Deferred Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2001 (combined, balance forward)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	-	201,328
Shares in Bulldog Nevada issued as commission for private placements	1,500	2	(2)	-	-	-	-
Issuance of stock in Bulldog Nevada for cash - at $0.24	104,167	104	24,896	-	-	-	25,000
- at $0.50	87,200	87	43,513	-	-	-	43,600
Issuance of stock in Bulldog Nevada for services	168,500	168	68,832	-	-	-	69,000
Foreign exchange translation adjustment	-	-	-	2,402	-	-	2,402
Net loss	-	-	-	-	(209,920)	-	(209,920)
	________________________	________________________	________________________	________________________	________________________	________________________	________________________
Balance, August 31, 2002 (combined)	8,831,500	8,832	1,374,099	29,036	(1,280,557)	-	131,410
Issuance of stock in Bulldog Nevada for cash - at $0.25	183,000	183	45,567	-	-	-	45,750
Issuance of stock for services to Bulldog Nevada	10,000	10	1,863	-	-	-	1,873
Shares of Bulldog Nevada issued as commission for private placements	8,000	8	(8)	-	-	-	-
Foreign exchange translation adjustment	-	-	-	(128,899)	-	-	(128,899)
Net loss	-	-	-	-	(312,840)	-	(312,840)
	________________________	________________________	________________________	________________________	________________________	________________________	________________________
Balance, August 31, 2003 (combined)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	-	(262,706)

.../Cont'd.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to May 31, 2004
(Unaudited - Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development	Deferred Compensation
	Shares	Par Value	Capital	Adjustment	Stage	Cost	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	-	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	101,859	-	-	-	102,250
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	-	(20,000)
	____________________	____________________	____________________	____________________	____________________	____________________	____________________
	9,791,500	9,792	1,615,012	(99,863)	(1,593,397)	-	(68,456)
Adjustment to the stockholders' equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	-	520,000
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder's fee Note 6)	2,219,611	2,220	4,692,248	-	-	-	4,694,468
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	-	1,104,000
Issuance of stock for services - at $1.50	35,500	35	53,215	-	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	(1,000,000)	-
Stock option compensation (Note 2)	-	-	224,638	-	-	-	224,638
Amortization of deferred compensation costs	-	-	-	-	-	750,000	750,000
Net loss	-	-	-	-	(3,222,067)	-	(3,222,067)
Foreign exchange translation adjustment	-	-	-	17,114	-	-	17,114
	____________________	____________________	____________________	____________________	____________________	____________________	____________________
Balance, May 31, 2004	23,258,011	$ 23,258	$ 9,198,698	$ (82,749)	$ (4,815,464)	$ (250,000)	$ 4,073,743
	____________________	____________________	____________________	____________________	____________________	____________________	____________________

(a) Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2004 and May 31, 2003
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

In accordance with provisions governing the accounting for reverse acquisitions (Note 3), the figures presented as at August 31, 2003 and for the three and nine months ended May 31, 2003 are those of Bulldog BC and Bulldog Nevada, combined.

The Company is considered to be in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, the Company has recognized no revenues and has accumulated operating losses of approximately $4.815 million since the inception of Bulldog BC. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. In April 2004, the Company completed a private placement whereby it raised gross proceeds of approximately $5 million to finance the current operating and capital requirements of the Company (Note 6). Amounts raised will be used to continue development of the Company's products, roll out the Company's products to market and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include amounts held in banks and term deposits.

Stock Option Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock option compensation for non-employees is re-measured quarterly until options vest.

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for options granted to employees and directors (for their services as directors) if the option price is less than the market price of the underlying common stock on the date of the grant. Accordingly, no compensation cost has been recognized in connection with the 150,000 options granted to an employee in May 2004 as the exercise price equals the market price of the Company's stock on the date of grant. No options were granted to employees in prior periods. Had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

Note 2 Significant Interim Financial Statement Accounting Policies

Stock Option Compensation - cont'd
	For the three	For the nine
	months ended	months ended
	May 31, 2004	May 31, 2004

Net loss, as reported	$(1,120,612)	$(3,222,067)
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effect	(66,722)	(66,722)

Pro-forma net loss	$(1,187,344)	$(3,288,789)

Loss per share:
Basic and diluted - as reported	$(0.05)	$(0.16)

Basic and diluted - pro-forma	$(0.05)	$(0.16)

The weighted average fair value of the options granted during the nine-month period ended May 31, 2004 (to non-employees) was $1.98 per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free rate of 3.07% - 3.63% and an expected life of 5 years. Such amount will be remeasured as the options vest and will be amortized on a straight-line basis over the vesting period of ten months.

On February 25, 2004, the Company granted 175,000 stock options to five persons who are members of the advisory board exercisable at $0.50 per option until expiry on February 25, 2009. At May 31, 2004, 17,500 stock options were exercisable. Amortized compensation expense recognized in the Statement of Operations in respect to these option grants totalled $174,968 calculated using the Black Scholes option pricing model for 175,000 options granted using the assumptions set out above.

On May 1, 2004, the Company granted 150,000 stock options to an employee to acquire 150,000 shares of the Company at the exercise price of $2.20 per share, of which 50,000 will vest on August 1, 2004, 50,000 on October 1, 2004 and 50,000 on January 1, 2004 (Note 6).

On May 4, 2004, the Company granted 100,000 stock options to two persons who are members of the advisory board exercisable at $2.20 per option until expiry on May 4, 2009. As at May 31, 2004, the amortized compensation expense recognized in the Statement of Operations in respect of these option grants totalled $49,670 calculated using the Black Sholes option pricing model based on the assumptions set out above.

At May 31, 2004, the stock options remain outstanding.

Note 3 Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one for one basis in exchange for 710,000 and 9,081,500 shares of the Company's common stock, respectively. At May 31, 2004, all of Bulldog Nevada's shares have been exchanged while 695,800 of Bulldog BC's common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 49% of the Company's common stock immediately upon conclusion of the transaction including the private placement completed in connection with the transaction and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to common stock of the Company was $796.

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented as at August 31, 2003 and for the three and nine months ended May 31, 2003 are those of Bulldog BC and Bulldog Nevada, combined. The authorized and issued share capital of these companies at August 31, 2003 was as follows:

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

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 1, 2002 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31 2004	May 31 2003	May 31 2004	May 31 2003

Revenue	$ -	$ -	$ -	$ -
Net income (loss) for the period	(1,120,612)	60,188	(3,222,067)	14,874
Income (Loss) per share	$ (0.05)	$ 0.01	$ (0.16)	$ -

Note 4 Related Party Transactions

The Company was charged the following expenses by a director of the Company, by companies with common directors or by a spouse of a director of the Company and not disclosed:

	NINE MONTHS ENDED May 31,	NINE MONTHS ENDED May 31,
	2004	2003
Commissions	$ 10,000	$ -
Management fees	$ -	$ 4,096
Director fees	$ 103,500	$ -

Note 4 Related Party Transactions - (cont'd)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

The Company has entered into agreements with two directors for services for a one-year term commencing November 17, 2003 whereby it will issue an aggregate of 275,000 shares of common stock vesting monthly. At May 31, 2004, accounts payable and accrued liabilities includes $171,000 (based on the quoted market value of the Company's common stock on the agreement date) due to directors of the Company in respect of unpaid director fees (August 31, 2003: $50,000 management fees). Subsequent to May 31, 2004, 69,000 shares were issued in settlement of $103,500 of the liability above.

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

The Company issued the 500,000 non-forfeitable, fully vested shares of common stock to the Company's president on January 16, 2004. The common stock is restricted from trading. Compensation expense based upon the quoted market price of these common shares on the agreement date totals $1,000,000 which is being amortized rateably over the first year term of the contract. At May 31, 2004, $250,000 pertaining to stock compensation attributable to the remainder of the first employment year was deferred as a reduction of Stockholders' Equity to be amortized over the remaining period to August 31, 2004. Compensation costs pertaining to future share issuances under the employment agreement will be measured on the date they are earned. The Company is currently in the process of reviewing the terms of the employment contract with its president including restrictions as to the future resale of the common stock.

Note 5 Loans Payable

	May 31, 2004	August 31, 2003
i) Advances for private placement, secured by a general security agreement over the assets of the Company and a guarantee by a company with a common director. During the nine months ended May 31, 2004 the shares associated with the advances were issued (Note 6).	$ -	$ 25,000

ii) Loan payable on demand. The loan was unsecured, bearing interest at 12% per annum. During the nine months ended May 31, 2004 the loan was settled through the issuance of 18,000 shares at a price of $0.25 per share, and the balance settled in cash.	-	24,536

iii) Loans payable on demand, unsecured and non-interest bearing. During the nine months ended May 31, 2004 the loans were settled through the issuance of 100,000 shares at a price of $0.25 per share and the balance settled in cash.	-	63,606
	__________________	__________________
	$ -	$ 113,142
	__________________	__________________

Note 6 Capital Stock

Capital stock transactions for the nine months ended May 31, 2004 not disclosed elsewhere in these consolidated financial statements includes:

Prior to the Share Exchange with Bulldog Nevada and Bulldog BC

In October 2003, Bulldog Nevada issued 448,000 common shares at $0.25 per share for proceeds of $112,000 pursuant to a private placement.

During the three months ended November 30, 2003, Bulldog Nevada issued 25,000 non-forfeitable, fully vested common shares at $0.25 per share for services rendered totalling $6,250, 118,000 common shares on settlement of loans payable (Note 5) of $34,000 (including accrued interest) and issued 248,000 non-forfeitable, fully vested common shares to settle accounts payable of $62,000. Included in the settlement of accounts payable was the settlement of $50,000 of accounts payable due to the Company's president in exchange for 200,000 shares of common stock. The value of common shares issued was based on the estimated fair value (using the most recent private placement price received from third parties) of Bulldog Nevada's common shares on the respective agreement dates.

In November 2003, Bulldog Nevada repurchased and cancelled 80,000 common shares for $20,000.

Note 6 Capital Stock - (cont'd)

After the Share Exchange with Bulldog Nevada and Bulldog BC

In connection with the Share Exchange Agreement in November 2003 (Note 3), the Company completed a private placement and issued 520,000 units to one investor at a price of $1.00 per unit. $25,000 was received during the year ended August 31, 2003 (Note 5). Each unit was comprised of one common share and one share purchase warrant which entitles the holder to purchase an additional common share for $1.00 up to November 2005. All warrants are still outstanding and exercisable at May 31, 2004.

In December 2003 and January 2004, the Company issued 600,000 non-forfeitable, fully vested common shares to settle $150,000 of accounts payable. A loss of $954,000 was recognized in respect of the settlement of accounts payable based upon the quoted market price of the Company's common stock on the respective agreement dates. Such amounts have been recognized in the Company's consolidated statements of operations for the nine month periods ended May 31, 2004.

In December 2003 and January 2004, the Company issued 35,500 non-forfeitable, fully vested shares of common stock to directors of the Company pursuant to an employment and director agreements (Note 4). The value attributable to the common stock was $53,250 based on the quoted market price of the Company's common stock on the issuance dates.

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of $4,994,115. Each unit consisted of one common share, 1/4 series A purchase warrant and 1/2 Series B purchase warrant. Consequently, the Company issued 554,902 series A share purchase warrants exercisable at $3.50 per share for a period of five years and 1,109,806 series B purchase warrants exercisable at $2.25 per share until eight months after the Company's registration statement has been declared effective (June 2, 2004). As part of the private placement, the Company paid $299,647 as finder's fees calculated at 6% of the gross proceeds. The Company also agreed to pay 6% of any monies received on the exercise of these warrants as additional finder's fees.

In March 2004, the Board of Directors approved the Company's 2004 Stock Option Plan ("the 2004 Plan"). The 2004 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 5,000,000 common shares of the Company. Under the 2004 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock-options shall vest at the rate of 25% per year starting one year following the granting of options. On May 1, 2004 the Company granted 150,000 stock options to an employee to acquire 150,000 shares of the Company at the exercise price of $2.20 per share, of which 50,000 will vest on August 1, 2004, 50,000 on October 1, 2004 and 50,000 on January 1, 2004.

On May 4, 2004, the Company entered into an employment agreement with an employee, wherein the employee shall be issued 150,000 shares as stock compensation, 75,000 of which shall be issued before November 30, 2004 and another 75,000 before January 30, 2005. As at May 31, 2004 accounts payable and accrued liabilities includes $99,000 (based on the quoted market value of the Company's common stock on the agreement date of May 4, 2004) due to this employee.

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

Note 8 Subsequent Events

On June 10, 2004, the Company issued 69,000 share of common stock to two directors in consideration for $103,500 of their services as directors of our company.

Note 9 Commitments

During the period ending May 31, 2004 the Company entered into agreements to lease new premises, with the lease commencing on July 1, 2004 and expiring on July 1, 2009. The minimum annual lease payments over the term of the lease are summarized as follows:

2004	-	$ Nil
2005	-	$35,847
2006	-	$113,806
2007	-	$115,530
2008	-	$124,152
2009	-	$69,019

Note 10 New Accounting Pronouncements

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

As used in this quarterly report, the terms "we", "us" and "our" mean Bulldog Technologies Inc., formerly Northward Ventures, Inc., the term "Bulldog BC" refers to Bulldog Technologies (BC) Inc., a British Columbia, Canada corporation, and the term "Bulldog Nevada" refers to Bulldog Technologies Inc., a Nevada corporation.

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

Bulldog BC and Bulldog Nevada

Bulldog BC carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated primarily to facilitate the financing of Bulldog BC. Bulldog Nevada's primary asset consisted of an inter-corporate loan to Bulldog BC that was outstanding in the amount of $1,122,197 as at August 31, 2003. Mr. John Cockburn was the sole officer, director and the principal shareholder of each of Bulldog BC and Bulldog Nevada. Other than the loan from Bulldog Nevada to Bulldog BC, there was no direct legal relationship between the two companies.

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

To date, Bulldog BC has several different BOSS product lines, which provide the company with the ability to tailor a yard or road based security system to the exact needs of the individual customer.

- RB-210 Yard BOSS - This is a portable external unit for containers/tractor trailers which provides yard security personnel the ability to monitor the movement and door seal of parked trailers or containers. The Yard BOSS provides a visible theft deterrent, uses motion sensors to prevent the movement of the trailer, and locking rod contacts to monitor the opening of the trailer doors. This unit replaces the RB-100 Yard BOSS by offering enhanced security features and increased functionality.

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

- RB-400 Tanker BOSS System. This electronic security system simultaneously monitors internal fluid levels and all ingress and egress points on tanker trucks. This unit consists of an in-truck control unit, the RB-400 and three types of sensor units. It contains advanced motion and accelerometer based intelligence to compensate for differential fuel levels during vehicle motion. The RB-400 easily interfaces with all existing GPS/vehicle tracking systems via a digital interconnect and supports network arming and disarming, providing operations management complete control over all fuel movement.

- Road BOSS Automatic Vehicle Location and security application software. This is a unique and innovative fleet management and security-monitoring platform which allows us to offer a complete security and asset management solution for the transportation industry.

General - Explanation of Comparative Periods

As discussed above, we acquired Bulldog BC and Bulldog Nevada effective on November 10, 2003. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 49% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada.

Accordingly, the historical financial statements and financial information presented in this quarterly report prior to the share exchange are those of Bulldog BC and Bulldog Nevada combined.

The audited financial statements of Northward Ventures (which was inactive and involved in a different business) for the fiscal periods ended August 31, 2003 and 2002 were included on our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on October 24, 2003. Prior to the share exchange with Bulldog BC and Bulldog Nevada, Northward (the inactive public company) was not operating, had minimal assets and liabilities and had earned no revenue from its inception through 2003 and during that period incurred only $61,128 of cumulative expenses, primarily pertaining to mineral exploration activity.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend $4.69 million during the twelve month period ending May 31, 2005 to secure initial product orders, build market channels, support customer trials, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and as working capital.

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock and share purchase warrants to purchase up to 1,664,708 shares of our common stock for aggregate gross proceeds of $4,994,115. With respect to 554,902 of the share purchase warrants, they are exercisable at $3.50 per share for a period of five years and with respect to 1,109,806 warrants they are exercisable at $2.25 per share until February 2, 2005. As part of this private placement, we paid $299,647 as finder's fees calculated at 6% on the gross proceeds. We will also pay 6% on any monies we receive from the exercise of the warrants as additional finder's fees.

Marketing

We plan to promote our products primarily through industry trade shows targeting the trucking, container transportation, insurance satellite, railcar and military business. We also plan to develop company and product awareness by contacting all major trucking, security and insurance associations with press releases and product information. We anticipate that we will expend approximately $350,000 in the next twelve months on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing.

Research and Development

We are planning to continue our research and development on the following new products:

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

We anticipate expending approximately $600,000 in the next twelve months on research and development activities, which would include the purchase of lab equipment to conduct these activities and the production of future prototypes.

Manufacturing

We are in the process of producing a mould which will be used to manufacture the plastic housing for our products. We are also planning on producing inventory in anticipation of the sales we expect to generate. We expect to spend $400,000 in the next twelve months on ramping up the manufacturing process.

Employees

In addition to our existing staff, we are planning on hiring an additional inside sales person and administrative staff. We expect that we will expend $400,000 in salaries during the twelve months ending April 30, 2005, not including salaries for those employees and consultants involved in marketing, manufacturing, and research and development.

General and Administrative Expenses

We expect to spend $500,000 in the next twelve months on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Future Operations

Presently, we have not generated any revenues to meet operating and capital expenses. We have incurred operating losses since inception. As noted above, the management of our company projects that we may require an additional $4.69 million to fund our ongoing operating expenses, and working capital requirements for the period ending May 31, 2005. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

As at May 31, 2004, we had working capital of $4,034,501. In their reports on the financial statements of Bulldog Nevada for the year ended August 31, 2003 and the financial statements of Bulldog BC for the year ended August 31, 2003, our former independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. As a result of the completion of the private placement in April 2004, we believe we now have sufficient funds to satisfy our estimated cash requirements for the period ending May 31, 2005. As at May 31, 2004, we had cash and cash equivalents of $4,139,035. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Substantial doubt still exists about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. Management estimates that we will require $4.6 million to fund our ongoing operating expenses and working capital requirements during the period ending May 31, 2005, broken down as follows:

Estimated Expenditures Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$350,000
General and Administrative	$900,000
Research and Development	$600,000
Capital Expenditures	$40,000
Manufacturing	$400,000
Working capital	$2,400,000
Total	$4,690,000

As a result of the completion of the private placement in April 2004, we believe we have sufficient funds to satisfy these estimated cash requirements. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to tanker truck security and verification of cargo manifests. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our Yard BOSS systems and our tanker truck security systems (currently in development) within the next twelve months, but, given our lack of operating history, we are not in a position to predict whether we will be able to generate sufficient revenues to meet our cash requirements beyond May 31, 2005.

We believe that broad market acceptance of our security products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is need, we will be forced to scale down or perhaps even cease the operation of our business.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $4,815,464 from the inception of Bulldog BC to May 31, 2004. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at May 31, 2004 we had a working capital of $4,034,501, largely as a result of completing a private placement in April 2004 which raised aggregate gross proceeds of $4,994,115. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Principles of consolidation

The Financial Statements include the accounts of Bulldog Technologies (BC) Inc., a company incorporated under the laws of the Province of British Columbia Canada, Bulldog Technologies Inc. incorporated pursuant to Articles of Merger dated November 10, 2003 pursuant to the laws of the State of Nevada, wherein Northward Ventures Inc. ("Northward") and Bulldog Technologies Inc. merged. In November 2003, we closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby we acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one for one basis in exchange for 710,000 and 9,081,500 shares of our common stock, respectively.

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

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented in our consolidated financial statements as at August 31, 2003 and for the three and nine month period ended May 31, 2004 are those of Bulldog BC and Bulldog Nevada, combined.

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

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by us in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three- and nine-month periods ended May 31, 2004, are not necessarily indicative of the results to be expected for the year ending August 31, 2004. These unaudited statements should be read in conjunction with the Audited Financial Statements of Bulldog Nevada and Bulldog BC which were filed under form 8K/A dated November 24 2003 and the 10-KSB filed October 24 2003.

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

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $4.69 million to carry out our business plan during the period ending May 31, 2005. On April 13, 2004, we completed a private placement for net proceeds of $4,694,468 which we believe will be sufficient to satisfy our cash requirements during this period. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our services; or

- we incur any significant unanticipated expenses.

We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

There is a high risk of business failure due to the fact that we have not commenced commercial operations.

Although we are in the initial stages of production of the Bulldog Online Security Systems, there is no assurance that we will be able to successfully develop sales of our systems. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of the Bulldog Online Security Systems products. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

Since inception through May 31, 2004, we have incurred aggregate net losses of $4,815,464 (including a net loss for the nine months ended May 31, 2004 of $3,222,067), and we had working capital surplus of $4,034,501 as at May 31, 2004. For the fiscal year ended August 31, 2003, Bulldog Nevada had a net loss from operations of $157,043 and Bulldog BC had a net loss from operations of $155,797. We also incurred losses from operations for each of the years ended August 31, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to start generating revenues during the next 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

In their reports on the annual consolidated financial statements of Bulldog Nevada for the year ended August 31, 2003 and the financial statements of Bulldog BC Inc. for the year ended August 31, 2003, our former independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. As a result of the completion of the private placement in April 2004, we believe we now have sufficient funds to satisfy our estimated cash requirements for the period ending May 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

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

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

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

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We are planning to register the trademarks "Bulldog," "Road BOSS" and "Yard BOSS" in Canada and in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorised use.

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

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favourably received.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On February 4, 2004, SNJ Capital Ltd. commenced a lawsuit against our company, our subsidiary and John Cockburn. SNJ Capital is claiming that, pursuant to a contract that it entered into with our company, our subsidiary and John Cockburn on August 1, 2001, that it is entitled to a $5,800 finders fee on certain monies raised by our company and 979,150 shares of our common stock in connection with the recent merger between Northward Ventures Inc. and Bulldog Technologies Inc. We believe that there is no substantive merit to the claims made by SNJ Capital. We have entered into a settlement agreement with SNJ Capital pursuant to which SNJ has agreed, inter alia, to release us and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. We are in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement.

On March 5, 2004, we received a demand letter from counsel for Alexander Potter, a former employee of the Company. Mr. Potter is claiming that we owe him one month's salary ($4,000) and 25,000 shares of our common stock. Mr. Potter subsequently commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042131) claiming damages of $155,587.50 for wrongful dismissal and general and special damages.

We claim that Mr. Potter was a probationary employee when he was dismissed and accordingly has suffered no damages. It is too early in the proceedings to assess liability or damages.

We commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042363) against Reidar Ostensen and Stargate Industries Ltd. An Appearance has been filed by Reidar Ostensen and Stargate Industries Ltd. but no Statement of Defence has been filed yet. We claim: (i) damages arising from the breach of an agreement made in or about February 2000 between Bulldog Nevada and Reiedar Ostensen, whereby Reidar Ostensen promised, among other things, to provide certain services to Bulldog Nevada, including but not limited to serving as an officer and director of Bulldog Nevada, in exchange for receiving 150,000 shares of common stock of Bulldog Nevada; (ii) conversion of certain property belonging to Bulldog Nevada by Rediar Ostensen to his own use; and (iii) defamation.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On April 13, 2004, we issued 2,219,611 shares of our common stock and share purchase warrants to purchase up to 1,664,708 shares of our common stock for aggregate gross proceeds of $4,994,125 to nine accredited investors. With respect to 554,902 of the share purchase warrants, they are exercisable at $3.50 per share for a period of five years and with respect to 1,109,806 warrants they are exercisable at $2.25 per share for the period ending the earlier of 14 months from the closing date or eight months from June 2, 2004. We issued the shares and warrants in a private transaction to nine accredited investors relying on Rule 506 of Regulation D and/or Section 4(2)of the of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On March 10, 2004, we filed a Form 8-K Current Report announcing that the Yard BOSSTM System has completed the final stages of production and is not ready for the market; that we signed a distributorship agreement with EMS technologies, Inc., whereby we will resell the EMS Packet Data Terminal (PDT-100) as par of an end-to-end total cargo security, tracking and messaging application; and that we entered into a Distribution Agreement with Nettel Incorporated located in Guayaquil, Ecuador to distribute the Bulldog line of BOSSTM security products in Ecuador.

On March 16, 2004, we filed a Form 8-K Current Report announcing the commercial release of the Bulldog Security Server software application designed for use with the Bulldog Yard BOSSTM System.

On March 23, 2004, we filed a Form 8-K Current Report announcing that we entered into a Distribution Agreement with Eurocomm Paging Inc. of El Paso, Texas, which does business as "Eurocomm de Mexico".

On March 29, 2004, we filed a Form 8-K Current Report announcing that the insurance underwriter, Royal & Sunalliance, has agreed to offer significant incentives for users of Bulldog's products.

On April 13 2004, we filed a Form 8-K Current Report announcing that we entered into a Development Agreement and a Distribution Agreement with Energy Control Systems Corp.

On April 13, 2004, we filed a Form 8-K Current Report announcing that we engaged new auditors.

On April 14, 2004, we filed a Form 8-K Current Report announcing the closing of a equity private placement.

On April 28, 2004, we filed a Form 8-K Current Report announcing the formation and members of our Advisory Board.

On May 14, 2004, we filed a Form 8-K Current Report announcing a new partnership with the Ecuadorian branch of ACE Seguros S.A.

On May 26, 2004, we filed a Form 8-K Current Report announcing the release of our new Yard BOSSTM remote monitory sensor, the RB-210, which represents the second generation of remote monitoring sensor, and is expected to replace the RB-100 Yard BOSSTM by offering enhanced security features and increased functionality.

On May 28, 2004, we filed a Form 8-K Current Report announcing the release of our new Road BOSSTM Automatic Vehicle Location and Security application software.

Exhibits Required by Item 601 of Regulation S-B0

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

10.10 Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and James McMillan (5)

10.11 Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich (5)

10.12 Employment Agreement, dated December 1, 2003, between Bulldog Technologies Inc. and Alexander Potter (5)

10.13 Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn (5)

10.14 Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Greg Burnett (6)

10.15 Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Raymond Irvine (6)

10.16 Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd. (6)

10.17 Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A. (6)

10.18 Distribution Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp. (7)

10.19 Development Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp. (7)

10.20 Form of Securities Purchase Agreement with the following: (7)

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.21 Form of Registration Rights Agreement with the following: (7)

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity F

10.22* Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn.

10.23* Offer of Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon.

10.24* Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc.

10.25* Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald.

10.26* Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski.

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

(2) Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003

(3) Previously submitted with our Current Report on Form 8-K filed on November 4, 2003

(4) Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003

(5) Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.

(6) Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.

(7) Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn
John Cockburn, President and Chief Executive Officer
(Principal Executive Officer)
Date: July 15, 2004

By: /s/ Matthew S.K. Yoon
Matthew S.K. Yoon, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2004