Form 10KSB
period 2004-08-31
BULLDOG TECHNOLOGIES INC
filed 2004-11-29
CIK 1193158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50321

Bulldog Technologies Inc.
(Name of small business issuer in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Place, Suite 301 - 11120 Horseshoe Way Richmond, British Columbia, Canada	V7A 5H7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.271.8656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

19,434,121 common shares at $2.14(1) per common share = $41,589,019

(1)     Average of the bid and asked price on November 15, 2004.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

23,671,817 common shares issued and outstanding as of November 19, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [    ]; No [X]

PART I

Item 1.         Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Bulldog Technologies Inc., formerly Northward Ventures, Inc., the term “Bulldog BC” refers to Bulldog Technologies (BC) Inc., a British Columbia, Canada corporation, and the term “Bulldog Nevada” refers to Bulldog Technologies Inc., a Nevada corporation.

Business Development During Last Three Years

We were incorporated under the laws of the State of Nevada on June 18, 2002, under the name Northward Ventures Inc. On November 12, 2003, we changed our name to Bulldog Technologies Inc. Until we entered into the acquisition with Bulldog BC and the merger with Bulldog Nevada, our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. To date, we have not undertaken any exploration activity on the North Manchester Property and do not intend on expending any more funds on this property.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Acquisition of Bulldog BC and Merger with Bulldog Nevada

On October 28, 2003, we entered into the following agreements:

—	Agreement and Plan of Merger among Northward Ventures, Inc., Bulldog Nevada, Bulldog AcquisitionCorp. and John Cockburn; and

—	Share Purchase Agreement among Northward Ventures, Inc., Bulldog BC (then known as Bulldog Technologies Inc.), John Cockburn and certain minority shareholders of Bulldog BC.

Bulldog BC was incorporated under the laws of the Province of British Columbia on September 23, 1998. Bulldog Nevada was incorporated under the laws of the State of Nevada on January 18, 2000. At the time we acquired Bulldog BC, it carried on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated primarily to facilitate the financing of Bulldog BC, and its primary asset consisted of an inter-corporate loan to Bulldog BC that was outstanding in the amount of $1,122,197 as at August 31, 2003. Mr. John Cockburn was the sole officer, director and the principal shareholder of each of Bulldog BC and Bulldog Nevada. Other than the loan from Bulldog Nevada to Bulldog BC, there was no direct legal relationship between the two companies.

Bulldog Acquisition Corp. was incorporated under the laws of the State of Nevada on October 24, 2003. Bulldog Acquisition was a wholly owned subsidiary of our company and was incorporated for the purposes of completing the merger with Bulldog Nevada.

Pre-Acquisition Stock Split and Cancellation of Shares

As a condition to the closing of the acquisition and the merger, on November 7, 2003, we completed a 4.34 for 1 split of our common stock, effected by a dividend of 3.34 shares of our common stock to our shareholders of record on October 29, 2003 for each currently issued and outstanding share of held.

Also as a condition to the closing of the acquisition and the merger, Michael Waggett and Suzette Lewis, then our Chief Executive Officer and Corporate Secretary, respectively, agreed to surrender for cancellation, without consideration, 2,000,000 (pre-split) shares of our common stock owned by them.

As a result of the stock split and the cancellation, we had 9,591,400 shares of our common stock issued and outstanding immediately prior to the completion of the acquisition and the merger.

Merger with Bulldog Nevada

The merger of Bulldog Nevada and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired all of the 9,081,500 issued and outstanding shares in Bulldog Nevada in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Nevada. The stockholders of Bulldog Nevada were entitled to receive one share of our common stock for each share of Bulldog Nevada. After the merger closed on November 10, 2003, Bulldog Nevada became our wholly-owned subsidiary.

Merger with Bulldog Acquisition

On November 7, 2003, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary whereby we merged Bulldog Acquisition Corp. with and into our company. As part of this merger, we changed our name from “Northward Ventures, Inc.” to “Bulldog Technologies Inc.” to reflect our newly acquired business.

Acquisition of Bulldog BC

On November 10, 2003, we also completed the acquisition of 695,800, or 98%, of the shares of Bulldog BC in exchange for issuing 695,800 shares of our common stock. The stockholders of Bulldog BC were entitled to receive one share of our common stock for each share of Bulldog BC. After the acquisition closed on November 10, 2003, Bulldog BC became our subsidiary. We are planning on acquiring the balance of the shares of Bulldog BC from the one remaining shareholder. Any such acquisition is not expected to result in a significant cash payment by us.

Recapitalization

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 51% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog BC. and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada.

Accordingly, the historical financial statements and financial information presented in this annual report prior to the share exchange are those of Bulldog BC and Bulldog Nevada.

Business of Bulldog

Our business is the development, manufacture and sale of the Bulldog Online Security Systems, which we refer to as “BOSS”, designed to prevent cargo theft from containers, tractor-trailers and cargo vans. We developed a compact, portable electronic security device that attaches to the locking-rods of trailers and containers while in transit or storage. We have developed a BOSS for use on trucks that communicates with a remote receiver which is carried by the driver, and alerts the driver if anyone attempts to access the cargo. The Road BOSS can also interface with satellite truck tracking systems, and be monitored from a central dispatch. The business has also developed a BOSS for security of storage yard containers that alerts on site security personnel in the event of theft or tampering. This system is known as the Yard BOSS.

To date, we have several BOSS product lines, which provide the company with the ability to tailor a yard or road based security system to the exact needs of the individual customer.

— The Yard BOSSTM – The system consists of a RB-210 transmitter which houses motion and opening detection sensors. The system securely locks onto the locking rod of the cargo container or trailer. If unauthorized entry or movement occurs, the RB-210 transmits a radio signal to the base station receiver which alerts security personnel of the security breach. This system can also be integrated into a user’s localized alarm system to provide the protection during non-business hours. The system is portable and reusable and can be easily disarmed, removed, reattached and reactivated in a yard or storage area. This portable external unit for cargo containers or tractor trailers provides yard security personnel the ability to monitor the movement and door seal of parked cargo trailers or containers.

— The Road BOSSTM External – This system uses the same RB-210 transmitter, but communicates with an in-cab receiver. The RB-210 secures a cargo container or tractor trailer while in transit. This system is configured to interface with the existing tractor or trailer global positioning system (GPS) and telematics systems. The Road BOSS External integrates with the asset tracking systems to provide information regarding door-seal integrity and detailed time and location reports on trailers.

— The Road BOSSTM Internal – This consists of a fixed internal transmitter (RB-300) that simultaneously monitors multiple roll-up and sliding doors, preventing unauthorized entry and intrusion. This system is designed to alert the driver through a mobile receiver should a thief attempt to enter, move, or remove items from the delivery vehicle. This system can be configured for use with the existing tractor or trailer global positioning system (GPS) and telematics systems, a stand along mobile receiver, Yard BOSS secure lot systems. The RB-300 provides the ability to monitor multiple doors, and allows for monitoring without alerting would-be thieves to its presence.

— The Tanker BOSSTM – The Tanker Boss System consists of an in-truck control unit, the RP-400 and three types of sensor units, which monitor fuel level, fuel flow, and access tampering. The RP-400 monitors any quantity and combination of sensors, without the need for extensive customization. It contains advanced motion based intelligence to compensate for differential fuel levels during vehicle motion. The RP-400 easily interfaces with existing global positioning system or vehicle tracking systems via a digital interconnect and supports network arming and disarming, providing operations management complete control over all fuel movement.

— Road BOSSTM AVL and security application software – The Bulldog Road BOSSTM tracking software is a combination load security, automatic vehicle location (AVL), and asset management application. It was developed in partnership with Miletus Associates Inc. and combines their Java based Internet tracking software, TracerLink Web, with Bulldog’s proprietary Road BOSSTM Security Gateway.

— Mini BOSSTM System – The system is a battery operated, miniature (3” x 2” x 1”), covert tracking device which can be concealed in valuable cargo and activated when required.

— Stock BOSSTM – This system provides a scaled down, cost effective solution for smaller yards and distribution centers. It can simultaneously monitor the security status of up to twelve Bulldog security sensors whereas the Yard BOSS solution allows operators to monitor several thousand. The Stock BOSS can seamlessly interface into any alarm panel, and appears as an additional monitoring zone, allowing operations staff flexibility in arming and disarming their systems, and negating the requirement for additional training or security procedures.

Technology

The Road BOSS is a rugged, compact, portable security system that protects cargo while “on the road.” The Road BOSS relays a signal via satellite to dispatch using the existing fleet management equipment installed inside most trucks. These security updates and alarms are available to operators and dispatch at any location with Internet access. The Road BOSS product interfaces with existing GPS (global positioning system) based fleet management systems, to provide trailer seal integrity, and vehicle security when the trailer is in transit or away from a secure yard. The Road BOSS allows dispatch, operators and customs agents to monitor trailer status and load security from anywhere in North America. Optionally the Road BOSS can be monitored by the driver through the use of a belt worn mobile receiver.

The Road BOSS transmits to its receiver using high bandwidth spread spectrum signals originally designed for military operation and security applications. It utilizes motion, vibration, contact, and magnetic sensors, and power efficient transmitters and receivers contained in rugged plastic-alloy housings, to create a low maintenance, relatively indestructible, user-friendly security product.

The Yard BOSS product is a complementary system that allows for securing loads and monitoring seal integrity when the trailer is being stored in an equipped yard. The Yard BOSS utilizes security polling, contact sensors, and motion sensors to alert yard security personnel to any tampering. The Yard BOSS integrates with a monitored alarm system and can be interfaced with rooftop sirens and yard lights.

The Road BOSS and Yard BOSS form a complementary pair of products allowing operators and dispatchers of all sizes to secure their valuable cargo from the time it is loaded into a container, until it is delivered to its final destination.

Intellectual Property

Our company has filed a patent application in the US, and an international application claiming priority from the US application with the International Bureau of the World Intellectual Property Organisation under the Patent Cooperation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The US and PCT patent applications are in good standing and are currently pending.

We rely on trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information.

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

Production and Assembly

All manufacturing of our products will be sub-contracted. The transmitter receiver boards are procured in the United States and shipped to our local manufacturer in British Columbia. Alican Mould & Plastics of Richmond, British Columbia manufactures the housing units and ships them to a local manufacturing plant for the assembly, where they are combined with our proprietary circuit boards, battery pack, tested and packaged. The completed units are sent to us for inventory or shipped directly to the customer.

We intend to seek contracts with security companies throughout North America to install the Yard BOSS System. The security companies that we intend to target will gather information for the yard in which an installation is to be done, and install the Yard BOSS System once the contract is in place. The installation will include the base station, server based monitoring software sensor units.

After Sales Service

Defective products will be shipped back to the factory where a determination will be made as to whether the repair is covered under warranty or on a cost plus basis. The product is repaired and shipped to the dealer or customer directly. Our management is planning to establish additional security depots to address after sales warranty service and to provide repair service for the units. Our management intends to produce a service manual and send the manuals to service depots to ensure that personnel are fully capable at servicing the products.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products. Warranty service will be provided from our head office during the initial stages of our development.

Employees

As of November 1, 2004, we employed 28 people, 7 of who are engaged in marketing and sales, 9 in research, development, and support, 5 in provision of engineering consultancy services and 7 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent. In addition to our existing staff, we are planning on hiring an additional inside sales person and administrative staff. We expect that we will expend $1.85 million in salaries during the twelve months ending August 31, 2005 of which $610,000 relates to the salaries of engineers and technicians involved in providing consultancy services to external customers. Their salaries will be recovered from consultancy fees billed to customers.

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ending August 31, 2004 and August 31, 2003:

2004 – $316,655 2003 – $16,588

Our cumulative engineering, research and development expenses, net of tax credits received from the Government of Canada under its Scientific Research and Experimental Development program, for the period from the date of inception on September 23, 1998 to August 31, 2004 were $619,146. We are no longer eligible for refundable tax credits under such program.

These expenses were incurred in the development of our BOSS Online Security Systems. We expect that our annual research and development expenses will continue to increase as we complete work on other products that are currently in development.

Strategic Relationships

On February 18, 2004, we announced a Distribution Agreement with EMS Technologies, Inc., pursuant to which we will resell the EMS Packet Data Terminal (PDT-100) stand-alone pager as part of an end-to-end total cargo security, tracking and messaging application. Our Road BOSS model is a portable external attachment unit, designed to secure a cargo container or tractor trailer while in transit. This product is configured for use with the PDT-100 or stand-alone pager. The EMS PDT-100 operates over the a satellite network which offers coverage over North and

Central America, extending down to northern South America. The EMS PDT-100 offers near real-time communication capability, which allows operators of trucks to facilitate two-way messaging between dispatchers and drivers, thereby providing the dispatchers with the ability to manage a fleet of trucks. EMS Technologies is a provider of technology solutions to the wireless and satellite markets, focusing on mobile information users, and increasingly on broadband applications. EMS Technologies is headquartered in Atlanta, employs approximately 1,700 people worldwide, and has manufacturing facilities in Atlanta, Montreal, Ottawa and Brazil.

On March 3, 2004, we entered into a Distribution Agreement with Nettel Incorporated, a telecommunications distributor located in Guayaquil, Ecuador, with interests throughout Latin America. Under the distribution agreement, Nettel has the right to distribute our BOSS security products in Ecuador. Nettel operates an Inmarsat F Satellite Terminal in Ecuador, which serves the communications needs of several major international companies, the Ecuador military and the Port Authority of Guayaquil.

On March 22, 2004, we announced a Distribution Agreement with Eurocomm Paging Inc. of El Paso, Texas, which carries on business as “Eurocomm de Mexico”. Under the terms of this agreement Eurocomm will have exclusive distribution rights for our Bulldog Road BOSS and Yard BOSS Systems in El Paso, Texas, and the State of Chihuahua, Mexico. Eurocomm, a provider of two way radio, satellite, cellular and pager based security products, has recently entered the vehicle tracking and transportation industry with the launch of its terrestrial based vehicle tracking network and asset management software.

On March 29, 2004, we announced that Royal & Sunalliance, an insurance underwriter, has agreed to offer the following incentives to land based transportation companies that use our company’s BOSS security products in Mexico: (a) a 20% discount in their annual insurance premiums associated with theft; and (b) a reduction in the deductible associated with theft claims from the standard deductible of 30% of the value of the shipment to 15% of the value of the shipment.

On April 13, 2004, we announced that Energy Control Systems, a company engaged in the development and implementation of petroleum related management and control technology, had awarded us a development contract for a security system to prevent the theft and tampering with petroleum products while being transported in medium and heavy duty trucks. The security system, still in the development stage, is being designed specifically for petroleum tanker trucks, and is anticipated to be marketed as the Bulldog Road BOSS 400, (RB-400). It is expected that the RB-400 will integrate with our sensor monitoring security platform and software. Under the agreement, we will own all intellectual and other property rights for the newly developed product. We have also entered into a three year Distribution Agreement with Energy Control Systems for distribution rights of the RB-400 in Saudi Arabia, United Arab Emirates, Oman, Kuwait, Qatar, Lebanon, Egypt and Jordan. We will retain exclusive marketing rights in all other markets.

On May 12, 2004, we announced a strategic relationship with the Ecuadorian branch of ACE Seguros S.A., which provides insurance and re-insurance services for the cargo transportation industry throughout Latin America. Due to security concerns surrounding cargo transportation in Ecuador, ACE Seguros has indicated that it will offer to its clients a premium discount of 20% and a deductible discount of 15% for cargo secured with our company’s Bulldog Yard BOSS System. In conjunction with these discounts, ACE Seguros is working towards implementing a mandatory Bulldog program for its client-shippers with extensive theft problems. If implemented, it is anticipated that this program would require such clients of ACE Seguro to use a Bulldog Security System in order to continue their coverage. To this end, on May 5, 2004, ACE Seguro advised that it was implementing a 30-day pilot project to test the functionality of our company’s Yard BOSS System.

On October 5, 2004 we announced that we have signed a distribution agreement with Metro One Loss Prevention Group, a major player in the loss prevention, investigative and security consulting business for distribution of our products to its extensive client base. Metro One, a New York City based security firm specializing in creating solutions for detection and deterrence of theft in the cargo and storage industry has selected Bulldog as a major component of its’ loss prevention strategy to the retail market.

Pilot Programs

The notable pilot projects for our products that are being evaluated by our customers are the Tanker BOSSTM and the Yard BossTM. The Tanker BOSSTM, which is a triple-redundant electronic security solution that simultaneously monitors internal fluid levels and all ingress and egress points on tanker trucks, is being tested in Saudi Arabia and Iraq. We are also having a pilot project with ToysRus (United States) for the Yard BOSSTM container/trailer security system. In addition, we are working with a governmental law enforcement agency to test the Mini BOSS.

As part of its marketing strategy, the company is in the process of negotiating and implementing new pilot projects with potential customers for our line of products and systems.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $2,740,000 to carry out our business plan during the year ending August 31, 2005. As at August 31 2004, we have cash and short-term investments of $3,407,018. Subsequent to this date, the company received gross proceeds of $1,108,631 from the exercise of warrants. We believe we have sufficient funds to satisfy our cash requirements during this period. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

– we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

– we incur delays and additional expenses as a result of technology failure;

– we are unable to create a substantial market for our product and services; or

– we incur any significant unanticipated expenses.

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

From inception through August 31, 2004, we have incurred aggregate net losses of $2,608,156, including a loss incurred for the year ended August 31, 2004 of $1,014,759. For the fiscal year ended August 31, 2003, Bulldog Nevada had a net loss for the year of $157,043 and Bulldog BC had a net loss for the year of $155,797. We also incurred net losses for each of the years ended August 31, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products — as well as the development, introduction and market acceptance of any future enhancements — are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

Substantially all our assets and all of our directors and officers will be located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors or officers.

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

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We are planning to register the trademarks “Bulldog,” “Road BOSS” and “Yard BOSS” in Canada and in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorised use.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 2.         Description of Property.

Our principal executive offices are located at Riverside Place, Suite 301, 11120 Horseshoe Way, Richmond, British Columbia, Canada. Our premises occupy 10,346 square feet, which we believe is adequate for our current operations. We do not anticipate that we will require any additional premises in the foreseeable future.

The lease is for a five-year term which commenced on July 1, 2004. The basic annual rent under the lease during the first three years will be $86,676 (CDN$113,806), payable in equal monthly installments. The first six months of the first year will be free of basic rent. The basic annual rent under the lease will increase to $94,556 (CDN$124,152) for each of the last two years of the lease term, payable in equal monthly installments. We are also required to pay as additional rent, payable in monthly installments, our proportionate share of the property’s operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses. The additional rent during the first year is estimated at $5 (CDN$7) per square foot, subject to a rebate of approximately 40%.

Item 3.         Legal Proceedings.

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against our subsidiary, Bulldog Technologies (BC) Inc., claiming CDN$85,600 (for a design fee of CDN$80,000 plus GST), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, our subsidiary filed a Statement of Defence and Counterclaim. Our defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Our counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment. Accordingly, we are seeking an order that Reliability return 200,000 shares or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

On May 5, 2003, Ronald G. Cranfield commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S032402) against our subsidiary and John Cockburn claiming damages of CDN$61,669 for a loan that he made to our subsidiary. Mr. Cranfield claims that John Cockburn personally guaranteed the loans. Mr. Cranfield and our subsidiary have settled this claim for the amount of CDN$59,000 which was fully paid on December 15, 2003. On December 29, 2003 a Consent Order was filed in the Supreme Court of British Columbia dismissing the proceedings without costs to either party.

On February 4, 2004, SNJ Capital Ltd. commenced a lawsuit against our company, our subsidiary and John Cockburn. SNJ Capital is claiming that, pursuant to a contract that it entered into with our company, our subsidiary and John Cockburn on August 1, 2001, that it is entitled to a $5,800 finders fee on certain monies raised by our company and 979,150 shares of our common stock in connection with the recent merger between Northward Ventures Inc. and Bulldog Technologies Inc. We entered into a settlement agreement with SNJ Capital pursuant to which SNJ has agreed, inter alia, to release us and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis.

On April 15, 2004, Alexander Potter, a former employee of our company, commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042131) claiming one month’s salary ($4,000) and 25,000 shares of our common stock or damages of $155,587.50 for wrongful dismissal and general and special damages. We claim that Mr. Potter was a probationary employee when he was dismissed and accordingly has suffered no damages. Our company’s management believes that it is too early in the proceedings to assess liability or damages.

On April 28, 2004, we commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042363) against Reidar Ostensen and Stargate Industries Ltd. An Appearance has been filed by Reidar Ostensen and Stargate Industries Ltd. but no Statement of Defence has been filed yet. We claim: (i) damages arising from the breach of an agreement made in or about February 2000 between Bulldog Nevada and Reiedar Ostensen, whereby Reidar Ostensen promised, among other things, to provide certain services to Bulldog Nevada, including but not limited to serving as an officer and director of Bulldog Nevada, in exchange for receiving 150,000 shares of common stock of Bulldog Nevada; (ii) conversion of certain property belonging to Bulldog Nevada by Rediar Ostensen to his own use; and (iii) defamation.

In early May 2004, Ronald G. Cranfield put our company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with our company. Mr. Cranfield is seeking the issuance to him 19,500 shares of our company’s common stock, as well as distribution rights of our company’s products in Japan and Korea. To date, we have not been served with a formal demand in writing.

Item 4.         Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

In the United States, our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol “BLLD.” The following quotations obtained from Canada Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 31, 2004	$2.75	$1.48
May 31, 2004	$4.95	$1.57
February 29, 2004	$2.32	$1.23
November 30, 2003(2)	$4.00	$0.15
August 31, 2003	$0.05	$0.05

(1) Our common shares were initially approved for quotation on the OTC Bulletin Board on July 28, 2003 under the symbol “NWRV”.

(2) On November 17, 2003, our trading symbol changed to “BLLD” to reflect the change in our corporate name.

Our common shares are issued in registered form. Pacific Corporate Trust Company, 10th Floor 625 Howe Street, Vancouver, BC, Canada V6C 3B8 (Telephone: 604.689.9853; Facsimile: 604.689.8144 is the registrar and transfer agent for our common shares.

On November 19, 2004, the shareholders’ list of our common shares showed 182 registered shareholders and 23,671,817 shares outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On June 4, 2004, we issued stock options to acquire an aggregate of 100,000 shares of our common stock to two members of our advisory board. One of the members was an accredited investor and accordingly we issued the options relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. The other member was a non-U.S. person (as such term is defined in Regulation S) and accordingly, we issued the options in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 16, 2004, we issued stock options to acquire an aggregate of 50,000 shares of our common stock to one member of our advisory board, who was an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On July 21, 2004, we issued 15,000 shares of our common stock to one consultant, who was an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We issued the shares as consideration for services provided by the consultant to our company.

On August 5, 2004, we issued stock options to acquire an aggregate of 3,410,000 shares of our common stock to ten employees and one member of our advisory board. The options were issued to eight employees who were non-U.S. persons (as such term is defined in Regulation S) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued the options to two employees and the advisory board member, all of whom were accredited investors, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Stock Option Plan on March 1, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,885,000(1)	$1.63	1,490,000(1)
Total	3,885,000(1)	$1.63	1,490,000(1)

(1)     The maximum number of options issuable under our stock option plan is 5,000,000. On November 19, 2004, the directors approved an increase in the maximum number of shares issuable under the plan from 5,000,000 to 7,000,000. Includes options to acquire 3,510,000 common shares granted under our stock option plan and options to acquire a 375,000 common shares granted outside of our stock option plan. None of the options granted have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2004.

Item 6.          Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended August 31, 2004 and 2003 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 9 of this annual report.

Overview

We were incorporated under the laws of the State of Nevada on June 18, 2002. Until we entered into the acquisition with Bulldog BC and the merger with Bulldog Nevada, our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. To date, we have not undertaken any exploration activity on the North Manchester Property and we do not intend on expending any more funds on this property.

On November 10, 2003, we completed the acquisition of 695,800, or 98%, of the shares of Bulldog BC in exchange for issuing 695,800 shares of our common stock. The stockholders of Bulldog BC were entitled to receive one share of our common stock for each share of Bulldog BC. After the acquisition closed on November 10, 2003, Bulldog BC became our subsidiary.

The merger of Bulldog Nevada and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired 9,081,500 issued and outstanding shares in Bulldog Nevada in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Nevada. The stockholders of Bulldog Nevada were entitled to receive one share of our common stock for each share of Bulldog Nevada. After the merger closed on November 10, 2003, Bulldog Nevada became our wholly-owned subsidiary. After completion of this merger, we merged Bulldog Acquisition Corp. with our company. As part of this merger, we changed our name from “Northward Ventures, Inc.” to “Bulldog Technologies Inc.” to reflect our newly acquired business.

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as “BOSS”, designed to prevent cargo theft from containers, tractor-trailers and cargo vans. We have developed a compact, portable and electronic security device that attaches to the locking-rod of trailers and containers while in transit or storage. We have developed a BOSS for use on trucks that communicates with a pager which is carried by the driver. This system is known as the Road BOSS. The driver is alerted at attempts to access the cargo. The Road BOSS interfaces with satellite truck tracking systems. The business has also developed a BOSS for security of storage yard containers that alerts dispatch personnel of theft. This system is known as the Yard BOSS.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that an increase in our revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

General — Explanation of Comparative Periods

As discussed above, we acquired Bulldog BC and Bulldog Nevada effective on November 10, 2003. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 51% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada.

Accordingly, the historical financial statements and financial information presented in this registration statement prior to the share exchange are those of Bulldog BC and Bulldog Nevada.

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

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $2,740,000 during the twelve months period ending August 31, 2005 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch marketing program, ramp up our manufacturing capabilities, purchase plant and machinery and as working capital. These expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Months

Operating expenses
Sales and Marketing	$800,000
Research and Development	600,000
Manufacturing and Engineering	240,000
General and Administrative	900,000

Total Operating Expenses	2,540,000
Capital expenditure	200,000

Total	$2,740,000

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock and share purchase warrants to purchase up to 1,664,708 shares of our common stock for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees) were $4,694,468. With respect to 554,902 of the share purchase warrants, they are exercisable at $3.50 per share for a period of five years and with respect to 1,109,806 warrants they are exercisable at $2.25 per share. As an inducement to early exercise, we temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. If not exercised by such date and time, the Series B share purchase warrants will be exercisable at the original exercise price of $2.25 per share. The expiry date of the Series B share purchase warrants is February 2, 2005. All other terms and conditions of the warrants remain unchanged. On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,631. We paid a placement fee in cash of $35,317 to the placement agent who originally identified the investors in April, 2004. The portion of the private placement representing value (as determined by the Black-Schotes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to US generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at August 31, 2004 was $1,510,748. In addition, we received proceeds of $520,000 from the exercise of other outstanding share purchase warrants on October 19, 2004.

As a result of the completion of the private placement in April 2004 and the exercise of warrants in October and November 2004 we believe we have sufficient funds to satisfy our estimated cash requirements for the next twelve months. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to tanker truck security and verification of cargo manifests. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our BOSS systems and our tanker truck security systems (currently in development) within the next twelve months, but, we are not in a position to predict whether we will be able to substantial sales revenues to meet operating expenses.

We believe that broad market acceptance of our security products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would adversely affect our business.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Sales and Marketing

We are promoting our products through multiple channels, namely industry trade shows, major distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and are signing up new distributors, resellers and sales agents. We will be increasing our sales force to generate sales in the following target markets – cargo transportation sector and

US homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects. Equally important we are using the internet as a marketing tool and in this regard we have build a secure web-site to disseminate information about our products. We anticipate that we will expend approximately $800,000 in the next twelve months on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing.

Research and Development

We are planning to continue our research and development on the following new products:

– Commercial Vehicle/Cargo tracking. We are adding assisted global positioning systems (AGPS) capabilities to our existing products in order to combine GPS tracking with the products existing security services to improve overall product functionality and reduce overall system costs.

– Automated Vehicle Location, (AVL) software. We are continuing to develop upon its existing dual mode tracking platform to offer support for our new dual mode GPS/security devices.

– Consumer Vehicle Tracking/Disabling. We are developing a low cost internet based tracking system, that will allow consumer customers the ability to locate and monitor the location of their vehicles and other assets, such as planes, boats, and motorcycles.

– Asset recovery module. We are continuing development on our miniature battery powered asset recovery device, that will allow law enforcement entities, industrial clients, and consumers to track and recover valuable assets once they are stolen.

– Tanker Security System. We are planning on continuing development on our tanker security system, which allows for the monitoring of liquids transported in industrial tanker trucks.

– Asset management products. We have entered into asset management system development through long range RFID products, which will allow security systems to be operationally combined with asset management systems to provide increased functionality and a better costing model.

We anticipate expending approximately $600,000 in the next twelve months on research and development activities, which would include approximately $420,000 on salaries and $180,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Manufacturing and Engineering

We expect to spend $240,000 in the next twelve months on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new products namely the Mini BOSSTM, Stock BOSSTM and Tanker BOSSTM. As part of our concerted effort to reduce cost of our products, we are planning to produce our own key components using our in-house engineering expertise.

Capital Expenditure

We intend to invest $200,000 in laboratory equipment, testing and manufacturing equipment.

Employees

We expect that we will expend $1.85 million in salaries during the twelve months ending August 31, 2005. The company currently employs 28 employees. We intend to increase our engineering and marketing staff in tandem with our business programmes. In this regard, we have recruited a team of radio frequency engineers and technicians who will be working on in-house projects as well as providing consulting services to third party clients. It is expected that their salaries of $610,000 will be recovered from fees charged to clients. We will continue to contract out the manufacturing activity to contract manufacturers.

General and Administrative Expenses

We expect to spend $900,000 in the next twelve months on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

The company has not generated any revenues since inception. Consequently, we have incurred accumulated losses of approximately $2.6 million from inception in September, 1998 through August 31, 2004.

As noted above, the management of our company projects that we may require approximately $2,740,000 to fund our ongoing operating expenses, and working capital requirements for the period ending August 31, 2005. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

In their reports on the financial statements for the year ended August 31, 2003, our independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability to meet our current operating and capital expenses. As a result of the completion of the private placement in April 2004 and the exercise of warrants in October and November 2004 supplemented by any cash flows which we will receive upon future sales of our products, we believe we now have sufficient funds to satisfy our estimated cash requirements for the year ending August 31, 2005. As at August 31, 2004, we had working capital of $1,862,189 (including $1,510,748 of liability attributable to the warrants issued in connection with the April 2004 private placement as discussed above) and short-term investments $3,407,018. On November 22, 2004, we had cash and short-term investments of $3,981,354. As noted above, on October 19, 2004, we received proceeds of $520,000 from the exercise of outstanding share purchase warrants and on November 5, 2004, we received proceeds of $588,631 from the exercise of the Series B warrants. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we may require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow.

In the long-term, our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 was effective for all variable interest entities (“VIEs”) created or acquired after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity’s classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity’s own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards did not have a material effect on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $2,608,156 from the inception of Bulldog BC to August 31, 2004. We believe we have sufficient cash to meet our projected expenditures for the next twelve months. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at August 31, 2004 we had a working capital of $1,862,189 (including the values attributable to warrants issued of $1,510,748 in connection with the April 2004 private placement which we do not believe will be settled in cash), largely as a result of completing a private placement in April 2004 which raised net proceeds of $4,694,468. Subsequent to August 31, 2004, certain warrant holders exercised their warrants resulting in gross proceeds of $1,108,631. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Research and development

All costs pertaining to research and development are charged to expense as incurred.

Stock Compensation

Prior to recent financings, to conserve cash, we previously engaged in a number of transactions where we have used our common stock as consideration for services or in settlement of debt and payables. In such situations, the value attributable to the service or debts settlement is largely determined based on the quoted market price of our common stock around the respective agreement dates. To the extent we may offer stock to consultants at a discount to the quoted market price in settlement of debt, a loss is recognized in our Statement of Operations. During the year ended August 31, 2004, we incurred a loss of $954,000 in respect to certain accounts payable settled.

Stock Options

We apply Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees, ” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation, ” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure, ” require our company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. We have elected to continue to account for stock based compensation to employees under APB No. 25.

We apply SFAS No. 123 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

The Black-Scholes calculation uses assumptions and estimates, the determination of which is subject to management’s judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our April 2004 private placement. In accordance with Emerging Issues Task Force Issue 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the subject warrants are exercised, expired or June 2, 2006 (the date upon which our obligations under the Registration Rights agreement lapse).

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our Statement of Operations. At August 31, 2004, the value recognized on our consolidated balance sheet in respect of such warrants was $1,510,748. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to Equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which subject to management’s judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful life using the straight-line and declining-balance methods. Long-lived assets used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Item 7.         Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm (BDO Dunwoody LLP, Chartered Accountants) on the consolidated financial statements for the years ended August 31, 2004 and the report of Amisano Hanson on the combined comparative financial statements of Bulldog BC and Bulldog Nevada for the comparative period in 2003 are included herein immediately preceding the audited financial statements.

Consolidated Balance Sheets as at August 31, 2004.

Consolidated Statements of Operations for the years ended August 31, 2004 and 2003, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2004.

Consolidated Statements of Comprehensive Loss for the years ended August 31, 2004 and 2003, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2004.

Consolidated Statements of Cash Flows for the years ended August 31, 2004 and 2003, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2004.

Consolidated Statement of Changes in Stockholders Equity (Capital Deficit) for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2004.

Notes to the Consolidated Financial Statements

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2004 and 2003

(Amounts Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Bulldog Technologies Inc.
(formerly Northward Ventures, Inc.)
(A Development Stage Company)

We have audited the Consolidated Balance Sheet of Bulldog Technologies Inc. (formerly Northward Ventures, Inc., a development stage company) as at August 31, 2004 and the Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity (Capital Deficit) for the year then ended and for the period from September 23, 1998 (inception) to August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Bulldog Technologies Inc. for the period from September 23, 1998 (inception) to August 31, 2003. Such statements are included in the cumulative inception to August 31, 2004 totals on the Statements of Operations, Comprehensive Loss, Cash Flows and Changes in Stockholders’ Equity (Capital Deficit) and reflect a net loss of 61.1% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from September 23, 1998 (inception) to August 31, 2003 included in the cumulative totals, is based solely upon the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Bulldog Technologies Inc. (a development stage company) as at August 31, 2004 and the results of its operations and its cash flows for the year then ended and for the period from September 23, 1998 (inception) to August 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
October
22, 2004

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,Bulldog
Technologies Inc.(A
Development Stage Company)

We have audited the accompanying balance sheets of Bulldog Technologies Inc., (A Development Stage Company) as of August 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders’ equity for each of the years in the three year period ended August 31, 2003 and for the period from inception, January 18, 2000, to August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bulldog Technologies Inc., (A Development Stage Company) as of August 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2003 and for the period from inception, January 18, 2000 to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ AMISANO HANSON
October 7, 2003	Chartered Accountant

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Bulldog Technologies Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bulldog Technologies Inc., (A Development Stage Company) as of August 31, 2003 and 2002 and the related statements of operations, stockholders’ deficiency and cash flows for each of the years in the three year period ended August 31, 2003 and for the period from inception, September 23, 1998, to August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bulldog Technologies Inc., as of August 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2003 and for the period from inception, September 23, 1998 to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ AMISANO HANSON
October 7, 2003	Chartered Accountant

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Amounts Stated in US Dollars)

	August 31,
	2004	2003 (a)
Assets
Current
Cash	$46,021	$24,720
Short-term investments (Note 4)	3,360,997	--
Amounts receivable, net	--	1,854
Tax credits refundable	--	20,706
Prepaid expenses	164,160	1,791
Prepayment to trade supplier	265,135	--
Inventory	90,634	22,110

Total current assets	3,926,947	71,181
Property, plant and equipment (Note 10)	278,839	13,768

Total Assets
	$4,205,786	$84,949
Liabilities and Stockholders' Equity (Capital Deficit)
Liabilities
Current
Accounts payable and accrued liabilities (Note 5)	$554,010	$234,513
Liability for warrants subject to registration rights (Note 7)	1,510,748	--
Loans payable (Note 6)	--	113,142

Total current liabilities	2,064,758	347,655

Stockholders' Equity (Capital Deficit)
Capital Stock (Note 7)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
22,842,011 issued (2003 - 9,032,500 issued)	22,842	9,033
Additional paid-in capital	4,898,847	1,421,521
Accumulated other comprehensive loss
- cumulative translation adjustment	(172,505)	(99,863)
Deficit accumulated during the development stage	(2,608,156)	(1,593,397)

Total Stockholders' Equity (Capital Deficit)	2,141,028	(262,706)

Total Liabilities and Stockholders' Equity (Capital Deficit)	$4,205,786	$84,949

(a)     Represents the combined financial positions of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts Stated in US Dollars)

	Year Ended August 31,		Cumulative from September 23, 1998 (Date of Inception) to August 31,
	2004	2003 (a)	2004
Expenses
General and administrative
Consulting fees (Note 8)	$528,196	$225,364	$888,181
Depreciation	21,745	4,501	44,899
Office and general	168,154	31,932	477,673
Professional fees	309,186	25,240	312,622
Rent	29,086	26,626	119,040
Salaries and wages (Notes 5 and 7)	1,867,774	91,455	2,310,165
Trade shows, travel and marketing	138,658	3,059	251,011
Research and development	316,655	16,588	619,146

Loss from operations	(3,379,454)	(424,765)	(5,022,737)
Other income (expenses)
Gain on revaluation of liability for warrants subject to
registration rights (Note 7)	3,181,500	--	3,181,500
Interest expense	(8,397)	(14,915)	(37,790)
Loss on settlement of accounts payable (Note 7)	(954,000)	--	(954,000)
Foreign exchange gain and other	145,592	126,840	224,871

Net loss for the period	$(1,014,759)	$(312,840)	$(2,608,156)

Basic and diluted loss per share	$(0.05)	$(0.04)

Weighted average shares outstanding	19,254,912	8,932,000

(a)     Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts Stated in US Dollars)

	Year Ended August 31,		Cumulative from September 23, 1998 (Date of Inception) to August 31,
	2004	2003 (a)	2004
Net loss for the period	$(1,014,759)	$(312,840)	$(2,608,156)
Foreign currency translation	(72,642)	(128,899)	(172,505)

Comprehensive loss for the period	$(1,087,401)	$(441,739)	$(2,780,661)

(a)     Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year Ended August 31,		Cumulative from September 23, 1998 (Date of Inception) to August 31,
	2004	2003 (a)	2004
Cash flows provided by (used in) operating activities:
Net loss	$(1,014,759)	$(312,840)	$(2,608,156)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	21,745	4,501	44,899
Expenses paid by affiliated company	--	301,303
Issue of common stock for services during the period	1,171,450	--	1,247,379
Stock option compensation (Note 8)	492,269	--	492,269
Gain on revaluation of liability for warrants subject to
registration rights (Note 7)	(3,181,500)	--	(3,181,500)
Loss on settlement of accounts payable	954,000	--	954,000
(Increase) decrease in assets
Amounts receivable	1,854	(1,787)	--
Prepayment to suppliers	(265,135)	--	(265,135)
Tax credits refundable	20,706	120,307	--
Inventory	(68,524)	224	(90,634)
Prepaid expenses	(145,469)	23,801	(145,469)
Increase in accounts payable and accrued liabilities	515,697	229,466	696,008

Net cash provided by (used in) operating activities	(1,497,666)	63,672	(2,555,036)

Cash flows used in investing activity
Purchase of property, plant and equipment	(286,816)	(1,914)	(324,765)
Purchase of short-term investments	(3,392,497)	--	(3,392,497)

Net cash used in investing activities	(3,679,313)	(1,914)	(3,717,262)

Cash flows provided by (used in) financing activities
Proceeds (Repayment) of Loans payable	(58,642)	56,194	54,500
Issuance of common shares and warrants	5,301,468	45,750	6,404,777
Bank indebtedness	--	(10,083)	--
Shares repurchased	(20,000)	--	(20,000)

Net cash provided by financing activities	5,222,826	91,861	6,439,277

Increase in cash	45,847	153,619	166,979
Effect of foreign exchange rate changes on cash	(24,546)	(128,899)	(120,958)

Net increase in cash	21,301	24,720	46,021
Cash, beginning of period	24,720	--	--

Cash, end of period	$46,021	$24,720	$46,021

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$8,397	$--	$21,413

Income taxes	$--	$--	$--

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$212,000	$--	$212,000
Issuance of shares in settlement of loans payable and	$54,500	$--	$54,500
advances
(Note 6)
Issuance of shares for services included in prepaids	$16,900	$--	$16,900
(Note 7)
Issuance of shares on recapitalization (Note 3)	$796	$--	$796

(a)     Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to August 31, 2004
(Amounts Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
On inception of Bulldog BC,	465,000	$465	$(138)	$--	$--	$327
September 23, 1998
Issuance of stock in Bulldog BC
for cash - at $0.34	20,000	20	6,683	--	--	6,703
- at $0.67	125,000	125	83,663	--	--	83,788
- at $1.34	22,500	23	30,140	--	--	30,163
Issuance of stock in Bulldog BC
for services	8,000	8	16,079	--	--	16,087
Foreign exchange translation adjustment	--	--	--	(12)	--	(12)
Net loss	--	--	--	--	(114,968)	(114,968)

Balance, August 31, 1999 (Bulldog BC)	650,500	641	136,427	(12)	(114,968)	22,088
Issuance of stock in Bulldog BC
for cash - at $0.68	25,000	25	16,965	--	--	16,990
- at $1.02	8,000	8	8,147	--	--	8,155
- at $1.36	2,500	2	3,398	--	--	3,400
Issuance of stock in Bulldog BC
for services	34,000	34	9,494	--	--	9,528
On inception of Bulldog Nevada
- at $0.001	7,035,000	7,035	--	--	--	7,035
Issuance of stock in Bulldog Nevada
for cash - at $0.001	613,727	614	613,113	--	--	613,727
Foreign exchange translation adjustment	--	--	--	289	--	289
Net loss	--	--	--	--	(531,252)	(531,252)

Balance, August 31, 2000 (combined)	8,358,727	8,359	787,544	277	(646,220)	149,960

…/Cont’d.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to August 31, 2004
(Amounts Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2000
(combined, balance forward)	8,358,727	8,359	787,544	277	(646,220)	149,960
Issuance of stock in Bulldog Nevada
for cash - at $0.002	245,000	245	130	--	--	375
- at $0.24	95,833	96	22,904	--	--	23,000
- at $0.50	80,000	80	39,920	--	--	40,000
- at $1.00	155,623	156	155,467	--	--	155,623
Issuance of stock in Bulldog Nevada
for services	304,830	305	230,125	--	--	230,430
Redeemed and cancelled for
Nil consideration	(861,000)	(861)	861	--	--	--
Shares issued as commission for
private placements	91,120	91	(91)	--	--	--
Foreign exchange translation
Adjustment	--	--	--	26,357	--	26,357
Net loss	--	--	--	--	(424,417)	(424,417)

Balance, August 31, 2001 (combined)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328

…/Cont’d.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to August 31, 2004
(Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2001
(combined, balance forward)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328
Shares in Bulldog Nevada issued
as commission for private placements	1,500	2	(2)	--	--	--
Issuance of stock in Bulldog
Nevada for cash - at $0.24	104,167	104	24,896	--	--	25,000
- at $0.50	87,200	87	43,513	--	--	43,600
Issuance of stock in Bulldog
Nevada for services	168,500	168	68,832	--	--	69,000
Foreign exchange translation
adjustment	--	--	--	2,402	--	2,402
Net loss	--	--	--	--	(209,920)	(209,920)

Balance, August 31, 2002 (combined)	8,831,500	8,832	1,374,099	29,036	(1,280,557)	131,410
Issuance of stock in Bulldog
Nevada for cash - at $0.25	183,000	183	45,567	--	--	45,750
Issuance of stock for services to
Bulldog Nevada	10,000	10	1,863	--	--	1,873
Shares of Bulldog Nevada issued
as commission for private placements	8,000	8	(8)	--	--	--
Foreign exchange translation
adjustment	--	--	--	(128,899)	--	(128,899)
Net loss	--	--	--	--	(312,840)	(312,840)

Balance, August 31, 2003 (combined)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)

…/Cont’d.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

Continued

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to August 31, 2004
(Stated in US Dollars)

	Common Stock (a)		Additional Paid-in	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2003
(combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog
Nevada for cash - at $0.25	448,000	448	111,552	--	--	112,000
Issuance of stock of Bulldog
Nevada for services and debt settlement	391,000	391	97,359	--	--	97,750
Redemption and cancellation of
shares in Bulldog Nevada
for cash - at $0.25	(80,000)	(80)	(19,920)	--	--	(20,000)

	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders'
equity of the Company at the
recapitalization date (Note 3)	9,591,400	9,591	(8,795)	--	--	796
Issuance of stock for cash on
private placement - at $1.00	520,000	520	519,480	--	--	520,000
Issuance of stock on debt
settlement - at $1.84	600,000	600	1,103,400	--	--	1,104,000
Issuance of stock for services (Note 5) - at $1.50	35,500	35	53,215	--	--	53,250
Issuance of stock for services (Note 5)	500,000	500	999,500	--	--	1,000,000
Stock option compensation (Note 8)	--	--	492,269		--	492,269
Issuance of stock for cash on
private placement - at $2.25
(net of $299,647 finder's fee, Note 7)	2,219,611	2,220	--	--	--	2,220
Issuance of stock for services (Note 7) - at $1.50	69,000	69	103,431	--	--	103,500
Issuance of stock for services (Note 7) - at $1.50	15,000	15	25,335	--	--	25,350
Cancellation of shares (Note 5)	(500,000)	(500)	500	--	--	--
Net loss	--	--	--	--	(1,014,759)	(1,014,759)
Foreign exchange translation adjustment	--	--	--	(72,642)	--	(72,642)

Balance, August 31, 2004	22,842,011	22,842	$4,898,847	$(172,505)	$(2,608,156)	$2,141,028

(a)     Prior to the recapitalization in November 2003, the stockholders’ equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(formerly Northward Ventures, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2004 and 2003
(Stated in US Dollars)

Note 1	Description of Business and Accounting for Reverse Acquisition

The Company was incorporated under the laws of the State of Nevada on June 18, 2002 as Northward Ventures, Inc. (“Northward”) and was previously involved in mineral exploration activity. In November 2003, the Company acquired all the issued and outstanding shares of Bulldog Technologies (BC) Inc. (“Bulldog BC”) and Bulldog Technologies Inc. (“Bulldog Nevada”). Bulldog BC was incorporated under the laws of British Columbia on September 23, 1998 and carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated in the State of Nevada on January 18, 2000 primarily to raise financing for Bulldog BC. Prior to the share exchange, Bulldog BC and Bulldog Nevada were under common control. On November 7, 2003, the Company changed its name to Bulldog Technologies Inc. and merged with Bulldog Nevada such that after closing the consolidated entity consists of Bulldog Technologies Inc. (formerly Northward Ventures, Inc.) and its subsidiary, Bulldog BC.

In accordance with provisions governing the accounting for reverse acquisitions (Note 3), the figures presented as at August 31, 2003 are those of Bulldog BC and Bulldog Nevada, combined.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Bulldog Technologies (BC) Inc. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2004, the Company has recognized no revenues and has consolidated accumulated operating losses of $2,608,156. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. In April 2004, the Company completed a private placement whereby it raised gross proceeds of approximately $5 million to finance the current operating and capital requirements of the Company (Note 7). As a result, the Company had cash and short-term investments on hand of $3.4 million at August 31, 2004. From August 31, 2004 to October 22, 2004, the Company raised an additional $520,000 on exercise of warrants and believes that cash on hand to be sufficient to carry out its business development plan for the next year. Amounts raised will be used to continue the development of the Company’s products, roll out the Company’s products to market and for other working capital purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Cash

The Company considers cash to include amounts held in banks and highly liquid investments with maturities at point of purchase of three months or less.

Short term investments

Short term investments are stated at cost.

Inventory

Inventory, consisting primarily of electronic and plastic components, are stated at the lower of cost and market determined using the first-in-first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation has been calculated using the following annual rates and methods:

Computer equipment	30% declining balance
Furniture and fixtures and office equipment	20% declining balance
Engineering equipment	20% declining balance
Trade show fixtures	50% straight-line
Moulds	25% straight-line

Leasehold improvements are depreciated over the lesser of the economic life or the lease term.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and short-term investments, amounts receivable, loans payable and accounts payable and accrued liabilities, approximate cost because of their short-term nature.

Foreign Currency Translation and Transactions

The Company’s functional currency is the Canadian dollar, with the United States dollar as the reporting currency.

Assets and liabilities of the subsidiary, Bulldog BC, which are denominated in Canadian dollars, are translated to US dollars at the exchange rate in effect at balance sheet date. Revenue and expenses are translated to US dollars using the average rate in effect for the period. The cumulative effect of any translation gains or losses is included in the Accumulated Other Comprehensive Loss account in Stockholders’ Equity (Capital Deficit).

The Company also engages in transactions in US dollars. Transactions in US dollars are initially translated to the functional currency using the exchange rate in effect on the transaction date. Monetary assets and liabilities existing at the period end are then translated at the exchange rate in effect at the period end. All exchange gains or losses resulting from foreign currency transactions are included in the determination of net income (loss) for the period.

Revenue Recognition

The Company has not yet generated revenue. Revenue from the sale of the Company’s products and systems will be recognized when products are shipped or services rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonable assured.

Research and Development

Research and development costs are charged to expense as incurred.

Marketing and Advertising

Marketing and advertising costs are charged to expense as incurred.

Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). Basic loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

For the year ended August 31, 2004, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 6,069,708 (2003 – nil) were not included in the computation of loss per share because their effect was anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances. This standard defines comprehensive income (loss) as the changes in stockholders’equity of an enterprise except those resulting from investments by owners and distributions to owners.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. (Note 11)

Stock Option Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock option compensation for non-employees is re-measured on each balance sheet date until options vest.

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for options granted to employees and directors (for their services as directors) only if the option price is less than the market price of the underlying common stock on the date of the grant.

SFAS No. 123 requires the Company to provide proforma information regarding net loss and loss per share as if compensation cost for the Company’s stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related proforma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

	Year ended August 31
	2004	2003
Net loss, as reported	$(1,014,759)	$(312,840)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method	(186,767)	--

Pro-forma net loss	$(1,201,526)	$(312,840)

Loss per share:
Basic and diluted - as reported	$(0.06)	$(0.04)

Basic and diluted - pro-forma	$(0.06)	$(0.04)

The weighted average fair value of the options granted during the year ended August 31, 2004 to employees was $1.66 per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free rate of 3.07% — 3.64% and an expected life of 5 years. Such amount will be amortized on a straight-line basis over the vesting period of ten months.

Valuation of Long-Lived Assets

The Company evaluates the future recoverability of its property, plant and equipment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Impairment, if any, is assessed using discounted cash flows. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost of sale. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

New Accounting Pronouncements

In January 2003, the Financing Accounting Standards Board (“FASB”) issued Financial Interpretation Note (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity’s classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity’s own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in

SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain 2003 comparative amounts have been reclassified to conform with the 2004 consolidated financial statement presentation.

Note 3	Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one for one basis in exchange for 710,000 and 9,081,500 shares of the Company’s common stock, respectively. At August 31, 2004, all of Bulldog Nevada’s shares have been exchanged while 695,800 of Bulldog BC’s common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisition because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 51% of the Company’s common stock immediately upon conclusion of the transaction and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to common stock of the Company was $796.

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at August 31, 2003 are those of Bulldog BC and Bulldog Nevada, combined.

Unaudited revenue, net loss and loss per share assuming the transaction had been completed on September 1, 2002 as follows:

	2004	2003
Revenue	$--	$--
Net loss for the year	$(1,029,834)	$(352,752)
Basic and diluted loss per share	$(0.06)	$(0.02)

Note 4	Short-term Investments

Short-term investments consists of US$1 million and Cdn$ 3.1 million held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.015% to 2.15% per annum, maturing on various dates between October 28, 2004 and February 15, 2005.

The Company has an operating line of credit of $750,000 bearing interest at the prevailing market rate, payable monthly. The line of credit was undrawn as at August 31, 2004. The Company’s line of credit agreement is collateralized by the short-term investments.

Note 5	Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

(a)	The Company has entered into agreements with two directors for services for a one-year term commencing November 17, 2003 whereby it will issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003, and 69,000 shares were issued in June 2004 (Note 7). The Company has recorded, as compensation expense, $310,500 in respect of 207,000 shares earned by the directors under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At August 31, 2004, accounts payable and accrued liabilities includes $172,500 in respect of 115,000 common shares not yet issued to directors of the Company in respect of unpaid director fees.

The Company entered into an agreement with a director for a one year term commencing December 1, 2003 which was cancelled subsequently. The Company issued 12,500 shares for services rendered and recorded as a compensation expense $18,750 based on the quoted market share of the common stock on the agreement date.

(b)	On December 24, 2003, Bulldog BC entered into an employment contract for a three-year term with the Company’s president. The terms of the agreement provided that commencing September 1, 2003, the president will receive as part of his compensation 1,100,000 shares issuable as follows: 500,000 on signing the agreement (issued) and 300,000 shares on each of October 1, 2004 and October 1, 2005.

On January 16, 2004, the Company issued the initial 500,000 non-forfeitable, fully-vested shares of common stock to the Company’s president. Compensation expense based upon the quoted market price of these common shares on the agreement date totalled $1,000,000 and was amortized on a straight-line basis over the first-year term of the contract. At August 31, 2004, the full amount pertaining to stock compensation was charged to expense.

On August 5, 2004, the Company renegotiated the terms of the employment contract with its president and entered into a new agreement with an effective date of August 1, 2004. Under the terms of the new employment agreement, the president agreed to forfeit his rights to the 1,100,000 shares. As part of the agreement the initial, 500,000 previously issued shares of common stock were returned and cancelled. Pursuant to the Employees Stock Option Plan (ESOP) (Note 7), the president was also granted 800,000 stock options exercisable at an option price of $1.60 per share.

(c)	Management fees totalling $ Nil (2003 — $ 72,979 ) were paid to the president during the year. Included in accounts payable and accrued liabilities are $ Nil (2003 - $50,000) related to these amounts.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 6	Loans Payable

	2004	2003
Advances for private placement, secured by a general security agreement over the assets of the Company and a guarantee by a company with a common director. During the year ended August 31,
2004, the shares associated with the advances were issued	$--	$25,000
Loan payable on demand. The loan was unsecured, bearing interest at 12% per annum. During the year ended August 31, 2004 the loan was settled through cash payments and the issuance of 18,000 shares
of common stock	--	24,536
Loans payable on demand, unsecured and non-interest bearing. During the year ended August 31, 2004 the loans were settled through cash
payments and the issuance of 100,000 shares of common stock	--	63,606

	$--	$113,142

Common shares issued in partial settlement of the loans payable were recorded using the quoted market value of the Company’s common stock on the issuance date. As the consideration for the settlement of the loans payable equalled the book value of the loans, no gain or loss was recognized.

Note 7	Capital Stock

The authorized and issued share capital of predecessor companies at August 31, 2003 was as follows:

Bulldog Nevada
Authorized:	20,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued:	8,322,500 common shares
Bulldog BC
Authorized:	5,000,000 common shares, no par value
Issued:	710,000 common shares (*)

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

In September 2003, Bulldog Nevada issued 25,000 non-forfeitable, fully vested common shares at $0.25 per share for services rendered totalling $6,250, 118,000 common shares on settlement of loans payable (Note 6) of $29,500 (including accrued interest) and 248,000 non-forfeitable, fully vested common shares to settle accounts payable of $62,000. Included in the settlement of accounts payable was the settlement of $50,000 of accounts payable due to the Company’s President in exchange for 200,000 shares of common stock. The value of common shares issued was based on the estimated fair value (using the most recent private placement price received from third parties) of Bulldog Nevada’s common shares on the respective agreement dates.

In November 2003, Bulldog Nevada repurchased and cancelled 80,000 common shares for $20,000.

After the Share Exchange with Bulldog Nevada and Bulldog BC

Capital Stock transactions not disclosed elsewhere in these consolidated financial statements are summarized as follows:

In connection with the Share Exchange Agreement in November 2003 (Note 3), the Company completed a private placement and issued 520,000 units to one investor at a price of $1.00 per unit. $25,000 was received during the year ended August 31, 2003 (Note 6). Each unit was comprised of one common share and one share purchase warrant which entitles the holder to purchase an additional common share for $1.00 up to November 2005. All warrants are still outstanding and exercisable at August 31, 2004 (Note 8).

In December 2003 and January 2004, the Company issued 600,000 non-forfeitable, fully vested common shares to settle $150,000 of accounts payable. A loss of $954,000 was recognized in respect of the settlement of accounts payable based upon the quoted market price of the Company’s common stock on the respective agreement dates. Such amounts have been recognized in the Company’s consolidated statements of operations for the year ended August 31, 2004.

In December 2003 and January 2004, the Company issued 35,500 non-forfeitable, fully vested shares of common stock to directors of the Company pursuant to an employment and director agreements (Note 5). The value attributable to the common stock was $53,250 based on the quoted market price of the Company’s common stock on the issuance dates.

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of $4,994,125. Each unit consisted of one common share, 1/4 series A purchase warrant and 1/2 Series B purchase warrant. The Company issued 554,902 series A share purchase warrants exercisable at $3.50 per share for a period of five years and 1,109,806 share B purchase warrants exercisable at $2.25 per share until the earlier of fourteen months after April 14, 2004 or eight months after a registration statement is declared effective (June 2, 2004). As part of the private placement, the Company paid a finder’s fee of $299,657. Additionally the Company will pay 6% of any monies received on the exercise of these warrants.

In accordance with the Registration Rights Agreement executed in conjunction with the Securities Purchase Agreement dated April 2004, the Company was required to use its best efforts to file and cause the registration statement of the Company’s common stock to be declared effective under the Securities Act as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth trading day following the date on which the Company is notified by the Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the “Effective Date”). The Company is also required to keep the registration statement continuously effective for a period of two years from the Effective Date. Consequently, the Series A and B warrants issued in connection with the private placement are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issue Task Force Issue (“EITF”) No. 00-19. Accordingly, the Company initially recorded as a liability the entire proceeds of the private placement. Subsequently, such amount is being remeasured on each balance sheet date based on the fair vallue of the warrants with the adjustment charged to the Statement of Operations . As at August 31, 2004, a liability for the fair value of the warrants of $1,510,748 was recorded on the balance sheet and $3,181,500 was recorded as gain on revaluation of liability for warrants subject to registration rights in the Statements of Operations for the year ended August 31, 2004. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.07% — 3.64% and an expected life of five years for the Series A warrants and 10 months for the Series B warrants.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a prorate amount of the liability will be reclassified to Stockholders’Equity using the Black-Scholes value as of that date.

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company’s common stock as compensation of which, 75,000 shares shall be issued before November 2004 and another 75,000 shares are to be issued before January 2005. As at August 31, 2004, accounts payable and accrued liabilities includes $126,000 (based on the quoted market value of the Company’s common stock of $2.16 on the agreement date of May 4, 2004) due to the employee for 58,333 shares of common stock earned to date. No common shares were issued under this agreement through August 31, 2004.

In June 2004, the Company issued 69,000 non-forfeitable, fully vested shares of common stock to directors of the Company pursuant to an employment and director agreements (Note 5). The value attributable to the common stock was $103,500 based on the quoted market price of the Company’s common stock at the agreement date.

In July 2004, the Company entered into a 6 month service agreement, to issue 5,000 share per month under the agreement for a total of 30,000 shares to be issued. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributable to the common stock was $25,350 based on the quoted market price of the Company’s common stock of $1.69 at the agreement date.

Note 8	Stock Option Compensation

Stock Option to Non-Employees

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black Scholes option pricing model. Stock-based compensation for non-employees is re-measured on each balance sheet date until such options vest. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. Unvested stock options are re-measured on each balance sheet date for the purpose of determining stock option compensation, and are amortised on a straight line basis over the vesting period of ten months.

As at August 31, 2004, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

2004
Dividend yield	Nil %
Risk-free interest rate	3.07%
Expected volatility of the market price
of the Company's common stock	186%
Expected life of the options	5 years

Compensation expense is amortized over the vesting period and for the year ended August 31, 2004, expenses totalling $492,269 (2003 — $nil) were included in the Statement of Operations. During the year ended August 31, 2004, 375,000 options were granted to non-employees, with a weighted average grant date fair value of $2.00.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2002
and 2003	--	--

Granted	3,885,000	1.63

Outstanding at August 31, 2004	3,885,000	$1.63

Exercisable at August 31, 2004	277,500	$1.34

A summary of the common share options exercisable and outstanding at August 31, 2004 is as follows:

Number	Outstanding Exercise Price	Expiry Date	Exercisable Number
175,000	$0.50	February 25, 2009	122,500
150,000	$2.20	May 4, 2009	40,000
100,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	10,000
3,360,000	$1.60	August 5, 2009	50,000
50,000	$1.64	August 5, 2009	5,000

3,885,000			277,500

Warrants

The following table summarizes the number of fully exercisable warrants transactions during 2004:

	Number of Warrants	Weighted Average Exercise Price
Balance, September 1, 2002 and 2003	--	--
Issued	2,184,708	2.27

Balance August 31, 2004	2,184,708	$2.27

A summary of warrants outstanding at August 31, 2004 is as follows:

Number	Exercise Price	Expiry Date	Warrant Type
520,000	$1.00	*November 1, 2005	Purchase warrants
554,902	$3.50	April 15, 2009	Share A warrants
1,109,806	$2.25	February 2, 2005	Share B warrants

2,184,708

* Subsequent to August 31, 2004, 520,000 warrants with an exercise price of $1.00 were exercised for gross proceeds of $520,000.

Employee Stock Option Plan

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise price equals the fair market value of the Company’s common stock on the dates of grant in 2004.

In March 2004, the Board of Directors approved the Company’s 2004 Stock Option Plan (“the 2004 Plan”). The 2004 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 5,000,000 common shares of the Company. Under the 2004 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company’s common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company’s stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company’s common stock). Unless otherwise specified by the Board of Directors, stock-options shall vest at the rate of 25% per year starting one year following the granting of options.

In August 5, 2004, the Company granted 3,360,000 stock options to certain employees with exercise price of $1.60 per share to be vested equally over 36 months from September 5, 2004. The grant date fair value was $1.62.

On May 1, 2004 the Company granted to an employee options to acquire 150,000 shares of the Company at the option price of $2.20 per share, vesting as to 50,000 on August 1, 2004, 50,000 on October 1, 2004 and 50,000 on January 1, 2005. The grant date fair value was $2.46.

Note 9	Commitments

The Company entered into a agreement to lease new premises, with the lease commencing on July 1, 2004 and expiring on July 1, 2009. The minimum annual lease payments over the term of the lease are summarized as follows:

Year ended August 31		$
2005	--	$27,302
2006	--	$86,676
2007	--	$87,990
2008	--	$94,556
2009	--	$55,566

The above amounts represent commitments for basic rent. The cumulative lease costs are being amortized on a straight line basis and charged to expense over the term of the lease.

Note 10	Property, Plant and Equipment

	2004	2003
Computer equipment	$60,415	$11,655
Engineering equipment	11,924	--
Furniture, fixtures and office equipment	79,506	15,710
Leasehold improvements	103,368	10,584
Trade show fixtures	17,319	--
Moulds	42,689	--

	315,221	37,949
Less: Accumulated depreciation	(36,382)	(24,181)

	$278,839	$13,768

As of July 1, 2004 the Company moved to its new lease premises (Note 9). Consequently, fully-depreciated leasehold improvements associated with the former premises amounting to $9,544 were written off.

Note 11	Income Taxes

The Company had potential net operating loss carry forwards as follows:

	2004	2003
Net operating loss carried forwards	$5,420,000	$1,675,000

Net operating losses carried forward, if not utilized to offset taxable income in future periods, expire between the years 2007 and 2024. Included in the losses above are Scientific Research and Experimental Development (SRED) Expenditures of approximately $400,000 which are available indefinitely for future deduction against taxable income

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2004	2003
Net operating loss carry forwards	$2,044,000	$823,000
Capital assets	12,000	5,000
Valuation allowance	(2,056,000)	(828,000)

Deferred tax assets (liabilities)	$--	$--

The provision for income taxes differ from the amount estimated using the federal statutory income tax rate as follows:

	2004	2003
Provision (benefit) at the federal statutory rate	$(353,000)	$(117,000)
Non-deductible expenses	(957,000)	8,000
Effect of change in statutory rate	82,000	--
Increase in valuation allowance	1,228,000	109,000

	$--	$--

The Company evaluates its valuation allowance requirements based on projected future operation. When circumstances change and this causes a change in management’s judgement about the recoverability of deferred tax assets the impact of the change in the valuation allowance is reflected in current income.

Note 12	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at August 31, 2004. While the outcome of these matters is subject to future resolution, management’s evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation’s consolidated financial statements. The outcome of the above matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Refer to our Form 8-K filed with the Securities and Exchange Commission on April 13, 2004 and November 24, 2003.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of theExchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of November 19, 2004, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Cockburn	President, Chief Executive Officer, Treasurer, Secretary and Director	62	November 7, 2003
James McMillan	Director and Chief Operating Officer	36	November 17, 2003/ August 1, 2004
Boo Jock Chong	Director	60	November 17, 2003
Matthew Swee Kong Yoon	Chief Financial Officer and Treasurer	47	May 1, 2004
Robin Heetor Wald	Chief Technical Officer	28	September 1, 2003
Denis Beaudoin	Director of Engineering	47	October 1, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

John Cockburn, President, Chief Executive Officer, Treasurer, Secretary and Director

On November 7, 2003, John Cockburn was appointed as a director and officer of our company, assuming the positions of president, treasurer and secretary. Prior to becoming a director of our company, Mr. Cockburn was the President, CEO and director of Bulldog Technologies (Nevada) since January, 2000 and Bulldog Technologies (BC) Inc. since September, 1998. Mr. Cockburn has held a variety of positions over the past forty years, primarily in the engineering and security fields. His experience includes management, estimating, design, sales and marketing and installations. Since his immigration to Canada in 1975, Mr. Cockburn has been involved in the design of lighting systems, hydro systems and closed circuit television (CCTV) systems, and various types of custom security systems. From May, 1976 to September, 1982, he held the position of General Manager at Northern Pacific Security Systems, Nor Pac Electric and Nor Pac Lighting in Vancouver, Canada. Mr. Cockburn went on to develop and operate London Alarms Ltd., installing high quality security systems for seven years from October, 1982 to September 1990. With a diploma in electrical engineering, Mr. Cockburn designed and built the original Container Security System, the predecessor of the BOSS Online Security Systems.

James McMillan, Director and Chief Operating Officer

James McMillan joined our company on November 17, 2003 and became our Chief Operating Officer on August 1, 2004. Mr. McMillan is the Director of Sales and Marketing for the Land Mobile Group within EMS Technologies’ SATCOM Division based in Ottawa. He has more than 10 years of international sales, marketing and technical experience. Mr. McMillan joined EMS in December 2000, with responsibility for leading the market rollout of the new PDT-100 Satellite Packet Data Terminal. He increased Land Mobile sales and expanded the marketing strategy. Under his leadership, the SATCOM division began a market rollout for the PDT-100, including introducing the product into new lucrative market segments, such as law enforcement, search and rescue and remote monitoring. Immediately prior to joining EMS, Mr. McMillan served for 11 years as Vice President, Sales and Marketing, North America, years at Rema Tip Top North America, a subsidiary of the German company Stahlgruber, Otto Gruber GmbH & co. While at Rema, Mr. McMillan gained extensive experience in the transportation market. Mr. McMillan graduated from the University of Concordia with a Bachelor of Commerce in Marketing.

Boo Jock Chong, Director

Boo Jock Chong joined our company on November 17, 2003. Mr. Chong founded Canadian Medical Legacy Corp. (formerly, Continental Home Health Care Ltd.) in 1990, and served as its CEO until 1997 and as a director until 2002. He was a director of Vibrotech Industries Inc., a private engineering firm, from 1999 to 2003. From 2002 until May 2004, Mr. Chong also served as a director of Palcan Fuel Cells Ltd., whose common shares are listed on the TSX Venture Exchange. Mr. Chong is also an active member of several bilateral business associations — notably, the Malaysia Canada Business Council (of which he is the past president). Mr. Chong holds a Bachelor of Science degree from London University in 1969 and a Master of Science degree in Oceanography and Marine Biology from Southampton University, England in 1970.

Matthew Swee Kong Yoon, Chief Financial Officer and Treasurer

Matthew Yoon was appointed as our Chief Financial Officer effective May 1, 2004 and our Treasurer effective May 21, 2004, replacing Mr. Cockburn in that capacity. He is a Fellow of the Association of Chartered Certified Accountants (U.K.), and holds a certificate in advanced management studies from Brunel University, (U.K.). He has successfully completed his Certified General Accountants’ course, and expects to receive membership in the Certified General Accountants Association of British Columbia and Canada towards the end of 2004. From 1983 to 1985 Mr. Yoon was employed as an auditor by KPMG in Singapore. He sought a transfer to KPMG in Malaysia where he worked from 1985 to 1990 as auditor and financial consultant. In 1990, he joined Bumiputra Merchant Bank, a merchant bank owned by a major Malaysian bank. During his tenure there, he headed the corporate finance department that provided advisory services in the areas of initial public offerings, fund raising through private placements, rights issues, project advisory services and privatization. Mr. Yoon held the position of acting Chief Executive Officer of Bumiputra Merchant Bank in 2000. Following the merger of Bumiputra Merchant Bank with another Malaysian merchant bank to form Alliance Merchant Bank in 2000, Mr. Yoon was appointed co-Head of the enlarged corporate finance department of the merged bank and served in that capacity from 2001 to 2002. In 2003, Mr. Yoon has acted as a consultant to a fuel cell company, and worked as a cost accountant for a manufacturing company in North Vancouver, British Columbia.

Robin Heetor Wald, Chief Technical Officer

Heetor Wald joined Bulldog Technologies (BC) Inc. as our Chief Technical Officer effective September 1, 2003. Mr. Wald has worked in executive engineering management, software testing and design, and radio frequency system implementation for the past 8 years. Mr. Wald holds a Bachelor of Science Degree (Electrical Engineering Technologies) from DeVry Institute of Technology, Phoenix, Arizona, and a Master of Business Administration degree from the University of San Diego, California. Mr. Wald worked for Qualcomm Inc. in San Diego from 1996 to 2003, in the following capacities: Senior Engineer (Software Quality Assurance) and Senior Business Development Engineer (Wireless Infrastructure). His experience includes work with wireless voice and data systems, both terrestrial and satellite based.

Denis Beudoin — Director of Engineering

Denis Beaudoin joined Bulldog Technologies as Director of Engineering in October 2004. Mr. Beaudoin has over 24 years of product development and engineering management experience with a number of large and small companies, which include Motorola (Wireless Data Group), Sierra Wireless (where he managed the development team for the first CDPD AirCard product in 1995), EXI Wireless (Director of Engineering and Manufacturing for RFID products) and Epson R&D (Director of IC Design). He graduated in 1980 from the University of Ottawa with a Bachelor of Applied Science (Electrical Engineering) and currently has his name on seven patents.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Audit Committee

James McMillan and Boo Jock Chong are the members of our audit committee.

Code of Ethics

Effective November 28, 2003, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Bulldog Technologies Inc., Riverside Place, Suite 301 – 11120 Horseshoe Way, Richmond, British Columbia, Canada, V7A 5H7.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended August 31, 2004 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Cockburn	8(1)(2)	44	Nil
James McMillan	3(1)(2)	3(1)(2)	Nil
Boo Jock Chong	3(1)(2)	3(1)(2)	Nil

(1)     The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 — Initial Statement of Beneficial Ownership.

(2)     The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 — Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

The following table summarizes the compensation of key executives during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
John Cockburn President, CEO Director and Secretary (2)	2004 2003 2002	$92,265 $72,979 $38,921	Nil Nil Nil	Nil Nil Nil	1,125,000(3) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James McMillan Chief Operating Officer and Director	2004 2003 2002	$9,167 Nil Nil	Nil Nil Nil	112,500(4) Nil Nil	600,000(4) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Michael Waggett President, CEO and Director(5)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	John Cockburn became our President, Secretary and Treasurer on November 7, 2003. Mr. Cockburn resigned as our Treasurer on May 21, 2004. Mr. Cockburn was paid a salary by Bulldog Technologies (BC) Inc. of $92,265, $72,979 and $38,921, respectively, for the years ended August 31, 2004, 2003 and 2002.

(3)	John Cockburn was granted stock options to purchase up to 825,000 common shares of our company on September 4, 2004. The options are exercisable at a price of $1.60 per share until August 4, 2009. These options vest over 36 months beginning on September 4, 2004, with a total of 22,916 options vesting each month for the first 35 months and 22,940 options vesting in month 36. Jan Roscovich, spouse of John Cockburn, was granted an option to purchase up to 300,000 common shares August 4, 2009. These options vest over 36 months beginning on September 4, 2004, with a total of 8,333 options vesting each month for the first 35 months and 8,345 options vesting in month 36.

(4)	James McMillan was granted an option to purchase 600,000 common shares of the Company on September 4, 2004. The options are exercisable at a price of $1.60 per share until August 4, 2009. 50,000 options vest immediately whereas 15,278 options vest over 36 months beginning on September 4, 2004. Mr. McMillan was paid a salary by Bulldog BC of $9,167 for the year ended August 31, 2004. Mr. McMillan is also entitled to receive 112,500 shares for acting as a director of our company, 50,000 of which were issued as at August 31, 2004.

(5)	Michael Waggett resigned effective November 7, 2003.

Stock Options and Stock Appreciation Rights

During the year ended August 31, 2004, we granted the following stock options to our executive officers:

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
John Cockburn Director, President and Chief Executive Officer	1,125,000	32.05%	$1.60	August 4, 2009
James McMillan Director, Chief Operating Officer	600,000	17.09%	$1.60	August 4, 2009

(1)	The denominator (of 3,510,000) was arrived at by calculating the net total number of new options awarded to employees during the year ended August 31, 2004. There were 375,000 stock options granted to non-employees during the year ended August 31, 2004.

(2)	300,000 of these options have been granted to Jan Roscovich, spouse of John Cockburn.

There were no stock options exercised during the year ended August 31, 2004.

COMPENSATION OF DIRECTORS

Except as noted below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

We have entered into a Director Services Agreement dated November 17, 2003 with James McMillan whereby we agreed to issue an aggregate of 150,000 shares of our common stock to Mr. McMillan for his services as a director of our company to be earned at a rate of 12,500 shares per month. For services rendered to date, Mr. McMillan is entitled to receive 112,500 shares, of which 50,000 shares have been issued as of August 31, 2004. Upon termination of the agreement Mr. McMillan shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

We have entered into a Director Services Agreement dated November 17, 2003 with Boo Jock Chong whereby we agreed to issue an aggregate of 125,000 shares of our common stock to Mr. Chong for his services as a director of our company, which shares shall be issued as follows: 10,500 shares shall vest at the end of each month for the first eleven months and 9,500 shares at the end of month twelve. For services rendered to date, Mr. Chong is entitled to receive 94,500 shares, of which 42,000 shares have been issued as of August 31, 2004. We also agreed to pay Mr. Chong a commission of 3% of any monies received for the sales of our products generated by Mr. Chong. No such commission has been paid to date. Upon termination of the agreement Mr. Chong shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We employ John Cockburn pursuant to an employment agreement dated December 24, 2003, as amended May 1, 2004 and August 1, 2004, whereby Mr. Cockburn receives an annual salary, payable in monthly installments, of $200,000 commencing August 1, 2004. In the original employment agreement, we agreed to issue to Mr. Cockburn an aggregate of 1,100,000 shares of our common stock as follows: 500,000 shares of our common stock on October 1, 2003 (which were issued in January 2004) and 300,000 shares of our common stock on each of October 1, 2004 and October 1, 2005. On September 14, 2004 John Cockburn returned the 500,000 shares to our treasury. Mr. Cockburn also receives a commission of 3% of any monies received by us from the sales of our products generated by Mr. Cockburn. We also granted Mr. Cockburn stock options to acquire 825,000 shares of our common stock at an exercise price of $1.60 per share vesting at a rate of 22,917 options per month until all options are vested. Mr. Cockburn is entitled to terminate the employment agreement upon one month’s written notice, plus an additional two weeks notice for each year of employment. Upon receipt of this notice we will pay Mr. Cockburn three months base salary (plus two weeks for each year of employment) Mr. Cockburn has completed with us. We are entitled to terminate the agreement at any time without cause upon three months’ notice, or payment of three months’ base salary in lieu of notice, plus an additional three months’ notice for each year of employment Mr. Cockburn has completed with us.

We employ James McMillan pursuant to an employment agreement dated July 7, 2004, as amended August 1, 2004, whereby Mr. McMillan receives an annual salary of $110,000, payable in monthly installments, commencing August 1, 2004. Mr. McMillan also receives a guaranteed bonus of $34,000 per annum, payable in monthly installments of $2,833 per month. We also granted Mr. McMillan stock options to acquire 600,000 shares of our common stock, at the exercise price of $1.60 per share, vesting as to 50,000 shares immediately with the remaining 550,000 shares vesting at the rate of 15,278 shares per month, until all shares are vested. Mr. McMillan is entitled to terminate the employment agreement upon three month’s written notice. Upon receipt of this notice we may elect to pay Mr. McMillan three month’s base salary in lieu thereof. We are entitled to terminate the agreement at any time without cause upon three months’ notice, or payment of three months’ base salary in lieu of notice.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Stock Option Plan

On March 1, 2004, we adopted a stock option plan for the purpose of attracting and retaining the best personnel for our company and to provide additional incentives to our employees, officers and directors. We can grant options to acquire up to 5,000,000 shares of our common stock.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Stock Option Plan on March 1, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,885,000(1)	$1.63	1,490,000(1)
Total	3,885,000(1)	$1.63	1,490,000(1)

(1)     The maximum number of options issuable under our stock option plan is 5,000,000. Includes options to acquire 3,510,000 common shares granted under our stock option plan and options to acquire a 375,000 common shares granted outside of our stock option plan. None of the options granted have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 19, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Cockburn 3640 River Road Richmond, British Columbia V7C 5M5	4,312,441(2)	18.1%
James McMillan 120 Kerryhill Crescent RRI Dunrobin, Ontario	176,390(3)	*
Boo Jock Chong 5521 Pulkar Street Burnaby, British Columbia V5B 1Z9	31,500	*
Matthew Yoon 101E 3081 Glen Drive Coquitlam, British Columbia V3B 2P8	170,830(4)	*
Robin Heetor Wald 6759 - 184A Street Surrey, British Columbia V3S 7T1	62,500(5)	*
Directors and Officers (as a group)	4,753,661(6)	19.7%

*Less than 1%

(1)      Based on 23,671,817 shares outstanding as of November 19, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

(2)      John Cockburn exercises dispositive and voting power over these shares: 5,000 of these shares are owned by John Cockburn Family Trust, 3,000,000 of these shares held by Rosedene Investments Limited, a company wholly owned by John Cockburn, 145,000 of these shares are held by Jan Roscovich, spouse of John Cockburn. Also includes 114,580 stock options held by John Cockburn exercisable within sixty days and 41,665 stock options held by Jan Roscovich, spouse of John Cockburn, exercisable within sixty days.

(3)      Includes 126,390 stock options exercisable within sixty days.

(4)      Includes 170,830 stock options exercisable within sixty days.

(5)      Includes 62,500 stock options exercisable within sixty days.

(6)      Includes 515,965 stock options exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We paid John Cockburn and Jan Roscovich, the wife of John Cockburn, management fees and salaries in the aggregate amount of $135,627 and $91,455 respectively for the years ended August 31, 2004 and 2003.

We have entered into a Director Services Agreement dated November 17, 2003 with James McMillan whereby we agreed to issue an aggregate of 150,000 shares of our common stock to Mr. McMillan for his services as a director of our company to be earned at a rate of 12,500 shares per month. For services rendered to date, Mr. McMillan is entitled to receive 112,500 shares, of which 50,000 shares have been issued as of August 31, 2004. Upon termination of the agreement Mr. McMillan shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

We have entered into a Director Services Agreement dated November 17, 2003 with Boo Jock Chong whereby we agreed to issue an aggregate of 125,000 shares of our common stock to Mr. Chong for his services as a director of our company, which shares shall be issued as follows: 10,500 shares shall vest at the end of each month for the first eleven months and 9,500 shares at the end of month twelve. For services rendered to date, Mr. Chong is entitled to receive 94,500 shares, of which 42,000 shares have been issued as of August 31, 2004. We also agreed to pay Mr. Chong a commission of 3% of any monies received for the sales of our products generated by Mr. Chong. No such commission has been paid to date. Upon termination of the agreement Mr. Chong shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

We employ John Cockburn pursuant to an employment agreement dated December 24, 2003, as amended May 1, 2004 and August 1, 2004, whereby Mr. Cockburn receives an annual salary, payable in monthly installments, of $200,000 commencing August 1, 2004. In the original employment agreement, we agreed to issue to Mr. Cockburn an aggregate of 1,100,000 shares of our common stock as follows: 500,000 shares of our common stock on October 1, 2003 (which were issued in January 2004) and 300,000 shares of our common stock on each of October 1, 2004 and October 1, 2005. On September 14, 2004 John Cockburn returned the 500,000 shares to our treasury. Mr. Cockburn also receives a commission of 3% of any monies received by us from the sales of our products generated by Mr. Cockburn. We also granted Mr. Cockburn stock options to acquire 825,000 shares of our common stock at an exercise price of $1.60 per share vesting at a rate of 22,917 options per month until all options are vested. Mr. Cockburn is entitled to terminate the employment agreement upon one month’s written notice, plus an additional two weeks notice for each year of employment. Upon receipt of this notice we will pay Mr. Cockburn three months base salary (plus two weeks for each year of employment) Mr. Cockburn has completed with us. We are entitled to terminate the agreement at any time without cause upon three months’ notice, or payment of three months’ base salary in lieu of notice, plus an additional three months’ notice for each year of employment Mr. Cockburn has completed with us.

We employ James McMillan pursuant to an employment agreement dated July 7, 2004, as amended August 1, 2004, whereby Mr. McMillan receives an annual salary of $110,000, payable in monthly installments, commencing August 1, 2004. Mr. McMillan also receives a guaranteed bonus of $34,000 per annum, payable in monthly installments of $2,833 per month. We also granted Mr. McMillan stock options to acquire 600,000 shares of our common stock, at the exercise price of $1.60 per share, vesting as to 50,000 shares immediately with the remaining 550,000 shares vesting at the rate of 15,278 shares per month, until all shares are vested. Mr. McMillan is entitled to terminate the employment agreement upon three month’s written notice. Upon receipt of this notice we may elect to pay Mr. McMillan three month’s base salary in lieu thereof. We are entitled to terminate the agreement at any time without cause upon three months’ notice, or payment of three months’ base salary in lieu of notice.

In September 2003, we issued 200,000 shares of our common stock to John Cockburn in settlement of accounts payable to him of $50,000.

The promoters of our company are our directors and officers.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

(2)	Plan of Acquisition

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

10.6      Subscription Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc. (4)

10.7      Investor Registration Rights Agreement, dated November 7, 2003, between Antares Investment Ltd. andNorthward Ventures, Inc. (4)

10.8      Lease Agreement dated June 16, 2003, between Ace Fire Prevention Ltd. and Bulldog Technologies Inc., a British Columbia company (4)

10.9      Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and Boo JockChong (5)

10.10      Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and JamesMcMillan (5)

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

10.14      Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Greg Burnett (6)

10.15      Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Raymond Irvine (6)

10.16      Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd. (6)

10.17      Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A. (6)

10.18      Distribution Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy ControlSystems Corp. (7)

10.19     Development Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control SystemsCorp. (7)

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
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity F

10.22      Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn. (8)

10.23      Offer of Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon. (8)

10.24      Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc. (8)

10.25      Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald. (8)

10.26      Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski. (8)

10.27*     Employment Agreement dated July 7, 2004 with James McMillan.

10.28*      Employment Agreement dated July 7, 2004 with Darrel Huskey.

10.29*      Employment Agreement dated July 14, 2004 with Pat Donohue.

10.30*      Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
Brett Millar	50,000
Charles Miller	50,000
Darrel Huskey	450,000
Pat Donohue	300,000

10.31*      Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc.

10.32*      Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
John Cockburn	825,000
James McMillan	600,000
Heetor Robin Wald	300,000
Jan Roscovich	300,000
Matthew Yoon	150,000
Valery Krutov	180,000
Volodmymyr Lyaskalo	75,000
Sam Raich	180,000

10.33*      Amendment Agreement dated August 1, 2004 with James McMillan.

10.34*      Amendment Agreement dated August 1, 2004 with Darrel Huskey.

10.35*      Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn.

10.36*     Amendment Agreement dated August 1, 2004 with Matthew Yoon.

10.37*      Amendment Agreement dated August 8, 2004 with Pat Donohue.

10.38*      Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer.

10.39*      Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.

10.40*     Distribution Agreement dated September 24, 2004 with Phase II Financial.

10.41*     Employment Agreement dated October 28, 2004 with Mark Stoochnoff.

(14)	Code of Ethics

14.1*      Code of Ethics

(21)	Subsidiaries of Bulldog Technologies Inc.

Bulldog Technologies Inc. (incorporated in British Columbia)

(23)	Consents

23.1*    Consent of Amisano Hanson

23.2*    Consent of Amisano Hanson

(31)	302 Certifications

31.1*     Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*     Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	906 Certifications

32.1*      Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*      Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(6)     Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.
(7)     Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.
(8)     Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2004 were $59,029.

For the fiscal year ended August 31, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson (our former auditors) relating to the performance of the audit of the financial statements of Bulldog BC and Bulldog Nevada, was $29,500.

This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal year ended August 31, 2004, the aggregate fees billed for assurance and related services by BDO Dunwoody LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil.

For the fiscal year ended August 31, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson (our former auditors) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil.

Tax Fees

For the fiscal years ended August 31, 2004, the aggregate fees billed by BDO Dunwoody LLP for other non-audit professional services, other than those services listed above, totalled $5,594.

For the fiscal years ended August 31, 2003, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $2,400.

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

We do not use BDO Dunwoody LLP or Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP or Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDP Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

—approved by our audit committee (which consists of entire James McMillan and Boo Jock Chong); or

—entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

The audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s and Amisano Hanson’s independence

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLDOG TECHNOLOGIES INC.

By: /s/ John Cockburn
John Cockburn
President, Secretary, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 29, 2004

By: /s/ Matthew Swee Kong Yoon
Matthew Swee Kong Yoon
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

Date: November 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn
John Cockburn
President, Secretary Chief Executive Officer and Director (Principal Executive Officer)
Date: November 29, 2004

By: /s/ Boo Jock Chong
Boo Jock Chong, Director
Date: November 29, 2004

By: /s/ James McMillan
James McMillan, Director
Date: November 29, 2004