Form 10QSB
period 2004-11-30
BULLDOG TECHNOLOGIES INC
filed 2005-01-14
CIK 1193158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

23,746,817 common shares issued and outstanding as at January 13, 2005.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended November 30, 2004 includes all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004 and August 31, 2004

(Unaudited - Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited Amounts Stated in US Dollars)

	Nov 30, 2004	August 31, 2004
Assets
Current
Cash	$ 153,411	$ 46,021
Short-term investments (Note 4)	3,673,609	3,360,997
Prepaid expenses	293,854	164,160
Prepayment to trade supplier	305,135	265,135
Inventory	149,246	90,634
	____________________	____________________
Total current assets	4,575,255	3,926,947

Property, plant and equipment (Note 8)	315,601	278,839
	____________________	____________________
Total Assets	$ 4,890,856	$ 4,205,786
	____________________	____________________
Liabilities and Stockholders' Equity
Liabilities
Current
Accounts payable and accrued liabilities	$ 440,454	$ 554,010
Liability for warrants subject to registration (Note 6)	1,413,340	1,510,748
	____________________	____________________
Total current liabilities	1,853,794	2,064,758
	____________________	____________________
STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
23,746,817 issued (August 31, 2004: 22,842,011 issued)	23,747	22,842
Additional paid-in capital	6,620,755	4,898,847
Accumulated other comprehensive income (loss)
- cumulative translation adjustment	140,901	(172,505)
Deficit accumulated during the development stage	(3,748,341)	(2,608,156)
	____________________	____________________
Total Stockholders' Equity	3,037,062	2,141,028
	____________________	____________________

Total Liabilities and Stockholders' Equity	$ 4,890,856	$ 4,205,786
	____________________	____________________

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Amounts Stated in US Dollars)
	Three Months Ended Nov 30, 2004	Three Months Ended Nov 30, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to Nov 30, 2004
Expenses
General and administrative
Consulting fees and commissions	$ 215,658	$ 3,826	$ 1,103,839
Depreciation	15,155	1,432	60,054
Office and general	81,469	33,175	559,142
Professional fees	49,287	82,404	361,909
Rent	8,921	6,506	127,961
Salaries and wages (Note 5)	365,678	46,411	2,675,843
Trade shows, travel and marketing	129,624	11,304	380,635
Research and development	99,969	8,506	719,115
	___________________	___________________	___________________
Loss from operations	(965,761)	(193,564)	(5,988,498)
Other income (expenses)
Gain (loss) on revaluation of liability for warrants subject to registration rights (Note 6)	(195,330)	-	2,986,170
Interest expense	-	-	(37,790)
Interest Income	20,906	-	20,906
Loss on settlement of accounts payable (Note 6)	-	-	(954,000)
Foreign exchange gain	-	-	224,871
	_________________	___________________	___________________
Net loss for the period	$ (1,140,185)	$ (193,564)	$ (3,748,341)
	___________________	___________________	___________________
Basic and diluted loss per share	$ (0.05)	$ (0.02)
	___________________	___________________
Weighted average shares outstanding	23,224,265	11,064,471
	___________________	___________________

(a) Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Amounts Stated in US Dollars)
	Three Months Ended Nov 30, 2004	Three Months Ended Nov 30, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to Nov 30, 2004
Net loss for the period	$(1,140,185)	$ (193,564)	$ (3,748,341)
Foreign currency translation	313,406	(4,206)	140,901
	___________________	___________________	___________________
Comprehensive loss	$ (826,779)	$ (197,770)	$ (3,607,440)
	___________________	___________________	___________________

(a) Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Stated in US Dollars)
	Three Months Ended Nov 30, 2004	Three Months Ended Nov 30, 2003 (a)	Cumulative from September 23, 1998 (Date of Inception) to Nov 30, 2004
Cash flows used in provided by operating activities:
Net loss	$ (1,140,185)	$ (193,564)	$ (3,748,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,155	1,432	60,054
Expenses paid by affiliated company		-	301,303
Issue of common stock for services during the period	-	6,250	1,247,379
Stock option compensation	194,787	-	687,056
Loss (gain) on revaluation of liability for warrants subject to registration rights	195,330	-	(2,986,170)
Loss on settlement of accounts payable	-	-	954,000
(Increase) decrease in assets
Receivables		(15,819)	-
Prepayment to suppliers	(11,935)		(277,070)
Inventory	(46,900)	(1,473)	(137,534)
Prepaid expenses	(110,509)	(1,120)	(255,978)
Increase (decrease) in accounts payable and accrued liabilities	47,173	49,573	743,181
	______________________	______________________	______________________
Net cash used in operating activities	(857,084)	(154,721)	(3,412,120)
	______________________	______________________	______________________
Cash flows used in investing activity
Purchase of property, plant and equipment	(22,652)	(49,625)	(347,417)
Purchase of short-term investments	(95,395)		(3,487,892)
	______________________	______________________	______________________
Cash used in investing activities	(118,047)	(49,625)	(3,835,309)
Cash flows provided by (used in) financing activities
Loans payable	-	-	54,500
Issuance of common shares	1,073,288	587,000	7,478,065
Shares repurchased	-	(20,000)	(20,000)
	______________________	______________________	______________________
Net cash provided by financing activities	1,073,288	567,000	7,512,565
	______________________	______________________	______________________
Increase (decrease) in cash	98,157	362,654	265,136
Effect of foreign exchange rate changes on cash	9,233	9,099	(111,725)
	______________________	______________________	______________________
Net increase in cash	107,390	371,753	153,411
Cash and cash equivalents, beginning of period	46,021	24,720	-
	______________________	______________________	______________________
Cash and cash equivalents, end of period	$ 153,411	$ 396,473	$ 153,411
	______________________	______________________	______________________
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 21,413
	______________________	______________________	______________________
Income taxes	$ -	$ -	$ -
	______________________	______________________	______________________
Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$ 162,000	$ -	$ 374,000
Issuance of shares in settlement of loans payable	$ -	$ -	$ 54,500
Issuance of shares for services included in prepaid	$ -	$ -	$ 16,900
Issuance of shares on recapitalization (Note 3)	$	$ 796	$ 796

a) Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to November 30, 2004
(Unaudited - Amounts Stated in US Dollars)
	Common Stock (a)		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
	Shares	Par Value
On inception of Bulldog BC, September 23, 1998	465,000	$ 465	$ (138)	$ -	$ -	$ 327
Issuance of stock in Bulldog BC for cash - at $0.34	20,000	20	6,683	-	-	6,703
- at $0.67	125,000	125	83,663	-	-	83,788
- at $1.34	22,500	23	30,140	-	-	30,163
Issuance of stock in Bulldog BC for services	8,000	8	16,079	-	-	16,087
Foreign exchange translation adjustment	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	(114,968)	(114,968)
	______________	______________	_____________	________________	_________________	______________
Balance, August 31, 1999 (Bulldog BC)	640,500	641	136,427	(12)	(114,968)	22,088
Issuance of stock in Bulldog BC for cash - at $0.68	25,000	25	16,965	-	-	16,990
- at $1.02	8,000	8	8,147	-	-	8,155
- at $1.36	2,500	2	3,398	-	-	3,400
Issuance of stock in Bulldog BC for services	34,000	34	9,494	-	-	9,528
On inception of Bulldog Nevada - at $0.001	7,035,000	7,035	-	-	-	7,035
Issuance of stock in Bulldog Nevada for cash - at $1.00	613,727	614	613,113	-	-	613,727
Foreign exchange translation adjustment	-	-	-	289	-	289
Net loss	-	-	-	-	(531,252)	(531,252)
	______________	______________	_____________	________________	_________________	______________
Balance, August 31, 2000 (combined)	8,358,727	8,359	787,544	277	(646,220)	149,960

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.             Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to November 30, 2004
(Unaudited - Amounts Stated in US Dollars)
	Common Stock (a)		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
	Shares	Par Value
Balance, August 31, 2000 (combined, balance forward)	8,358,727	8,359	787,544	277	(646,220)	149,960
Issuance of stock in Bulldog Nevada for cash - at $0.002	245,000	245	130	-	-	375
- at $0.24	95,833	96	22,904	-	-	23,000
- at $0.50	80,000	80	39,920	-	-	40,000
- at $1.00	155,623	156	155,467	-	-	155,623
Issuance of stock in Bulldog Nevada for services	304,830	305	230,125	-	-	230,430
Redeemed and cancelled for Nil consideration	(861,000)	(861)	861	-	-	-
Shares issued as commission for private placements	91,120	91	(91)	-	-	-
Foreign exchange translation Adjustment	-	-	-	26,357	-	26,357
Net loss	-	-	-	-	(424,417)	(424,417)
	______________	________________	________________	________________	_________________	_________________
Balance, August 31, 2001 (combined)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328

.../Cont'd.

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.      Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to November 30, 2004
(Unaudited - Amounts Stated in US Dollars)
	Common Stock (a)		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
	Shares	Par Value
Balance, August 31, 2001 (combined, balance forward)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328
Shares in Bulldog Nevada issued as commission for private placements	1,500	2	(2)	-	-	-
Issuance of stock in Bulldog Nevada for cash - at $0.24	104,167	104	24,896	-	-	25,000
- at $0.50	87,200	87	43,513	-	-	43,600
Issuance of stock in Bulldog Nevada for services	168,500	168	68,832	-	-	69,000
Foreign exchange translation adjustment	-	-	-	2,402	-	2,402
Net loss	-	-	-	-	(209,920)	(209,920)
	________________________	________________________	________________________	________________________	________________________	________________________
Balance, August 31, 2002 (combined)	8,831,500	8,832	1,374,099	29,036	(1,280,557)	131,410
Issuance of stock in Bulldog Nevada for cash - at $0.25	183,000	183	45,567	-	-	45,750
Issuance of stock for services to Bulldog Nevada	10,000	10	1,863	-	-	1,873
Shares of Bulldog Nevada issued as commission for private placements	8,000	8	(8)	-	-	-
Foreign exchange translation adjustment	-	-	-	(128,899)	-	(128,899)
Net loss	-	-	-	-	(312,840)	(312,840)
	________________________	________________________	________________________	________________________	________________________	________________________
Balance, August 31, 2003 (combined)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.        Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to August 31, 2004
(Unaudited - Amounts Stated in US Dollars)
	Common Stock (a)		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
	Shares	Par Value
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	97,359	-	-	97,750
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)
	________________________	________________________	________________________	________________________	________________________	________________________
	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders' equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services - at $1.50	35,500	35	53,215	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	1,000,000
Stock option compensation (Note 8)	-	-	492,269	-	-	492,269
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder's fee)	2,219,611	2,220	-	-	-	2,220
Issuance of stock for services - at $1.50	69,000	69	103,431	-	-	103,500
Issuance of stock for services - at $1.50	15,000	15	25,335	-	-	25,350
Cancellation of shares	(500,000)	(500)	500	-	-	-

Net loss	-	-	-	-	(1,014,759)	(1,014,759)
Foreign exchange translation Adjustment	-	-	-	(72,642)	-	(72,642)
	________________________	________________________	________________________	________________________	________________________	________________________
Balance, August 31, 2004	22,842,011	$ 22,842	$ 4,898,847	$ (172,505)	$ (2,608,156)	$ 2,141,028
	________________________	________________________	________________________	________________________	________________________	________________________

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.     Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to November 30, 2004
(Unaudited - Amounts Stated in US Dollars)
	Common Stock (a)		Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total
	Shares	Par Value
Balance, August 31, 2004	22,842,011	$ 22,842	$ 4,898,847	$ (172,505)	$ (2,608,156)	$ 2,141,028
Issuance of stock for cash on exercise of warrants - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on exercise of warrants - at $1.90 (net of $35,317 finder's fee Note 6)	309,806	310	552,978	-	-	553,288
Issuance of stock for services - at $2.16	75,000	75	161,925	-	-	162,000
Stock option compensation (Note 7)	-	-	194,787	-	-	194,787
Adjustment arising on exercise of warrants (Note 6)	-	-	292,738			292,738
Net loss	-	-	-	-	(1,140,185)	(1,140,185)
Foreign exchange translation adjustment	-	-	-	313,406	-	313,406
	__________________	_______________	____________________	____________________	____________________	____________________
Balance, November 30, 2004	23,746,817	$ 23,747	$ 6,620,755	$ 140,901	$ (3,748,341)	$ 3,037,062
	__________________	_______________	____________________	____________________	____________________	____________________

(a) Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004 and August 31, 2004
(Unaudited - Amounts Stated in US Dollars)

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

In accordance with provisions governing the accounting for reverse acquisitions (Note 3), the accounts are presented as a continuation of Bulldog BC and Bulldog Nevada, combined.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Bulldog Technologies (BC) Inc. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2004, the Company has recognized no revenues and has consolidated accumulated operating losses of $3,748,341. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. In April 2004, the Company completed a private placement whereby it raised gross proceeds of approximately $5 million to finance the current operating and capital requirements of the Company (Note 6). From October 22, 2004 to November 15, 2004, the Company raised an additional $1,073,288 from the exercise of warrants. As a result the Company had cash and short-term investments in hand of $3,827,020 at November 30, 2004. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes. Consequently, the Company believes cash on hand to be sufficient to carry out its business development plan for the current fiscal year.

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended August 31, 2004 and 2003 included in the Company's 10-KSB Annual Report The Company follows the same accounting policies in the preparation of interim reports.

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

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

3 months ended November 30
	2004	2003
Net loss, as reported	$ (1,140,185)	$ (193,564)
Deduct: Total stock-based employee compensation expense determined under fair-value based method	(491,033)	-
_____________________
Pro-forma net loss	$ (1,631,218)	$ (193,564)
	_____________________	_____________________
Loss per share:
Basic and diluted - as reported	$ (0.05)	$ (0.02)
	_____________________	_____________________
Basic and diluted - pro-forma	$ (0.07)	$ (0.02)
_____________________

The weighted average fair value of the options granted during the previous year ended August 31, 2004 to employees was $1.66 per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free rate of 3.07% - 3.64% and an expected life of 5 years. Such amount will be amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months. No new employee stock options were granted during the three-month period ended November 30, 2004.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The Company has not yet determined the effect of future implementation of these new standards on its consolidated financial statements.

Note 3 Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one-for-one basis in exchange for 710,000 and 9,081,500 shares of the Company's common stock, respectively. At November 30, 2004, all of Bulldog Nevada's shares have been exchanged while 695,800 of Bulldog BC's common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged. As at November 30, 2004 these shares had not been exchanged.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisition because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 51% of the Company's common stock immediately upon conclusion of the transaction and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to common stock of the Company was $796.

Pro forma results of operations had the acquisition occurred on September 1, 2003 are not materially different then those presented in these consolidated financial statements for 2003.

Note 4 Short-term Investments

Short-term investments as at November 30, 2004 consist of US$1.65 (2004 - $1.0) million and Cdn$2.40 (2004 - $3.1) million held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.015% to 2.15% per annum, maturing on various dates between December 2, 2004 and February 15, 2005.

The Company has an operating line of credit of $750,000 bearing interest at the prevailing market rate, payable monthly. The line of credit was undrawn as at November 30, 2004. The Company's line of credit agreement is collateralized by the short-term investments.

Note 5 Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company has entered into agreements with two directors for services for a one-year term commencing November 17, 2003 whereby it will issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003, and 69,000 shares were issued in June 2004. The Company has recorded, as compensation expense, $103,500 (2003-$Nil) in respect of shares earned by the directors during the three months ended November 30, 2004 under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At November 30, 2004, accounts payable and accrued liabilities includes $276,000 (August 31, 2004 - $172,500) in respect of 184,000 (August 31, 2004 - 115,000) common shares not yet issued to directors of the Company in respect of unpaid director fees.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 6 Capital Stock

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of $4,994,125. Each unit consisted of one common share, 1/4 Series A share purchase warrant and 1/2 Series B share purchase warrant. The Company issued 554,902 Series A share purchase warrants exercisable at $3.50 per share for a period of five years and 1,109,806 Series B share purchase warrants exercisable at $2.25 per share until the earlier of fourteen months after April 14, 2004 or eight months after a registration statement is declared effective (June 2, 2004). As part of the private placement, the Company paid a placement fee of $299,657. Additionally the Company will pay 6% of any monies received on the exercise of these warrants.

In accordance with the Registration Rights Agreement executed in conjunction with the Securities Purchase Agreement dated April 2004, the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the "Effective Date"). The Company is also required to keep the registration statement continuously effective for a period of two years from the Effective Date.  Consequently, the Series A and B warrants issued in connection with the private placement are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19.  Accordingly, the Company initially recorded as a liability the entire proceeds of the private placement. Subsequently, such amount is being remeasured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations.

As at November 30, 2004, a liability for the fair value of the remaining outstanding warrants of $1,413,340 was recorded on the balance sheet and $195,330 was recorded as loss on revaluation of liability for warrants subject to registration rights in the Statements of Operations for the period ended November 30, 2004.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at November 30, 2004: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.39% - 3.53% and an expected life of five years for the Series A warrants and 10 months for the Series B warrants

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a prorata amount of the liability will be reclassified to Stockholders' Equity using the Black-Scholes value as of that date.

On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. The Company paid a placement fee in cash of $35,317, 6% of the gross proceeds as required under the original private placement agreement to the placement agent who originally identified the investors in April 2004. As an inducement to early exercise, the Company temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. All other terms and conditions of the warrants remained unchanged. As at November 5, 2004, $292,738 was recorded as additional paid in capital on revaluation of the liability for warrants subject to registration rights. This balance represented the prorated amount of the liability on exercise date of November 5, 2004.  The fair value of the warrants was estimated using the Black-Scholes option pricing model at that date with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.51% and an expected life of 10 months for the exercised Series B warrants.

On October 19, 2004, 520,000 additional share purchase warrants were exercised for gross proceeds of $520,000. Exercise of these warrants did not affect liability accrual for net cash settlement.

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company's common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 shares are to be issued before January 2005. The value attributed to the common stock issued to the employee on November 29, 2004 was $162,000 based on the quoted market value of the Company's common stock of $2.16 per share on the agreement date of May 4, 2004. ). The Company has recorded, as compensation expense, $27,000 (2003 - $Nil) and a prepayment of $9,000 in respect of 70,833 shares earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date.

In July 2004, the Company entered into a six-month service agreement to issue 5,000 shares per month for a total of 30,000 shares to be issued. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributed to the common stock was $25,350 based on the quoted market price of the Company's common stock of $1.69 per share at the agreement date. At November 30, 2004, accounts payable and accrued liabilities includes $8,450 in respect of common shares earned, but not yet issued to the consultant.

Note 7 Stock Option Compensation

Stock Options to Non-Employees

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black Scholes option pricing model. Stock-based compensation for non-employees is remeasured on each balance sheet date until such options vest. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. Unvested stock options are remeasured on each balance sheet date for the purpose of determining stock option compensation, and are amortised on a straight line basis over the vesting period ranging from 10 to 36 months.

As at November 30, 2004, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

As at Nov. 30, 2004
Dividend yield	Nil %
Risk-free interest rate	3.53%
Expected volatility of the market price of the Company's common stock	186%
Expected life of the options	5 years

Compensation expense is amortized over the vesting period and for the period ended November 30, 2004, expenses totalling $194,787 were included in consulting fee and commission on the Statement of Operations. No options were issued for the period ending November 30, 2003 or 2004.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2002 And 2003	-	-
Granted	3,885,000	$ 1.63
	________________________	________________________
Outstanding at August 31, 2004 and November 30, 2004	3,885,000	$ 1.63
	________________________	________________________
Exercisable at November 30, 2004	728,429	$ 1.50
	________________________	________________________
Exercisable at August 31, 2004	277,500	$ 1.34
	________________________	________________________

A summary of the common share options exercisable and outstanding at November 30, 2004 is as follows:

Number	Outstanding Exercise Price	Expiry Date	Exercisable Number
175,000(1)	$0.50	February 25, 2009	175,000
150,000	$2.20	May 4, 2009	100,000
100,000(2)	$2.20	May 14, 2009	70,000
50,000	$2.42	July 16, 2009	25,000
3,360,000	$1.60	August 5, 2009	338,429
50,000	$1.64	August 5, 2009	20,000
3,885,000			728,429

(1) On December 1, 2004 the Company cancelled 50,000 and 50,000 of these stock options due to termination of consulting services.

(2) On December 1, 2004, the Company cancelled 50,000 of these stock options due to termination of consulting services.

Employee Stock Option Plan

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise prices equal the fair market values of the Company's common stock on the respective dates of grant in 2004.

In March 2004, the Board of Directors approved the Company's 2004 Stock Option Plan ("the 2004 Plan"). The 2004 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 5,000,000 common shares of the Company. Under the 2004 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.) Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

The 2004 Stock Option Plan was amended and effective November 17, 2004 to authorize the issuance of a maximum of 7,000,000 shares of common stock to eligible employees, directors, officers and employees of the company or its subsidiaries.

Subsequent to November 30, 2004, the Company granted 2,200,000 stock options to certain employees, consultants and directors, with an exercise price of $1.60 per share.

Warrants

The following table summarizes the number of fully exercisable warrants transactions during 2004:

	Number of Warrants	Weighted Average Exercise Price
Balance September 1, 2004	2,184,708	2.27
Exercised	(520,000)	1.00
Exercised	(309,806)	1.90
	________________________	________________________
Balance November 30, 2004	1,354,902	$ 2.76
	________________________	________________________

A summary of share purchase warrants outstanding at November 30, 2004 is as follows:

Number	Exercise Price	Expiry Date	Warrant Type
554,902	$3.50	April 15, 2009	Series A warrants
800,000	$2.25	February 2, 2005	Series B warrants
1,354,902

Note 8 Property, Plant and Equipment

	As at November 30, 2004	As at August 31, 2004
Computer equipment	$77,505	$60,415
Engineering equipment	9,048	11,924
Furniture, fixtures and office equipment	90,677	79,506
Leasehold improvements	114,437	103,368
Trade show fixtures	20,510	17,319
Moulds	59,317	42,689
	________________________	_______________________
	371,494	315,221
Less: Accumulated depreciation	(55,893)	(36,382)
	$315,601	$278,839
	________________________	_______________________

Subsequent to November 30, 2004 the Company purchased approximately $150,000 of engineering equipment

Note 9 Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at November 30, 2004. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 10 Comparative figures restated

Certain prior year figures have been reclassified to conform with the current year's presentation.

Item 2. Management Discussion and Analysis and Plan of Operation.

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

Overview

We were incorporated under the laws of the State of Nevada on June 18, 2002. Until we effected the acquisition of Bulldog BC and the merger with Bulldog Nevada, our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. To date, we have not undertaken any exploration activity on the North Manchester Property and we do not intend on expending any more funds on this property.

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

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as "BOSS", designed to prevent cargo theft from containers, tractor-trailers and cargo vans. We have developed a compact, portable electronic security device that attaches to the locking rod of a trailer or container while in transit or storage. We have developed a BOSS for use on trucks that communicates with a pager which is carried by the driver. This system is known as the Road BOSS. The driver is alerted when an unauthorized attempt is made to access the cargo. The Road BOSS interfaces with satellite truck tracking systems. We have also developed a BOSS for security of storage yard containers that alerts dispatch personnel when an unauthorized attempt is made to access the container contents. This system is known as the Yard BOSS.

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

Prior to the share exchange with Bulldog BC and Bulldog Nevada, Northward Ventures (the inactive public company) was not operating, had minimal assets and liabilities and had earned no revenue from its inception through the acquisition date in November 2003 and during that period incurred only $61,128 of cumulative expenses, primarily pertaining to mineral exploration activity.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $2,740,000 during the twelve-month period ending August 31, 2005 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and as working capital. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$800,000
Research and Development	600,000
Manufacturing and Engineering	240,000
General and Administrative	900,000
Total Operating Expenses	2,540,000
Capital expenditures	200,000
Total	$2,740,000

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock, and Series A and Series B share purchase warrants to purchase up to 1,664,708 shares of our common stock, for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees) were $4,694,468. The 554,902 Series A share purchase warrants are exercisable at $3.50 per share for a period of five years, and the 1,109,806 Series B share purchase warrants are exercisable at $2.25 per share until February 5, 2005. As an inducement to early exercise, we temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. All other terms and conditions of the warrants remained unchanged. On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. We paid a cash placement fee of $35,317 to the placement agent who originally identified the investors in April, 2004. The portion of the private placement representing value (as determined by the Black-Scholes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to US generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at November 30, 2004 was $1,413,340. In addition, we received proceeds of $520,000 from the exercise of other outstanding share purchase warrants on October 19, 2004.

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

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to tanker truck security and verification of cargo manifests. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our BOSS systems and our tanker truck security systems (currently in development) within the next six months, but, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

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

Sales and Marketing

We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and are signing up new distributors, resellers and sales agents. We plan to increase our sales force to target sales in the cargo transportation sector and US homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects. Equally important, we are using the Internet as a marketing tool and in this regard we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $800,000 during the twelve-month period ending August 31, 2005 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

We are planning to continue our research and development on the following new products:

- Commercial Vehicle/Cargo tracking. We are adding assisted global positioning systems (AGPS) capabilities to our existing products in order to combine GPS tracking with the products existing security services to improve overall product functionality and reduce overall system costs.

- Automated Vehicle Location, (AVL) software. We are continuing to develop upon our existing dual mode tracking platform to offer support for our new dual mode GPS/security devices.

- Consumer Vehicle Tracking/Disabling. We are developing a low-cost Internet-based tracking system, that should allow consumer customers to locate and monitor the whereabouts of their vehicles and other assets, such as planes, boats, and motorcycles.

- Asset recovery module. We are continuing development on our miniature battery powered asset recovery device, that should allow law enforcement entities, industrial clients, and consumers to track and recover valuable assets once they are stolen.

- Tanker Security System. We are planning on continuing development on our tanker security system, which allows for the monitoring of liquids transported in industrial tanker trucks.

- Asset management products. We have commenced work on integrating long range radio frequency identification products into our security solutions, which should allow our security systems to be operationally combined with asset management systems with the view to providing increased functionality and a better costing model.

We anticipate expending approximately $600,000 during the twelve-month period ending August 31, 2005 on research and development activities, which would include approximately $420,000 on salaries and $180,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Manufacturing and Engineering

We expect to spend $240,000 during the twelve-month period ending August 31, 2005 on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new products namely the Mini BOSSTM, Stock BOSSTM and Tanker BOSSTM. As part of our concerted effort to reduce cost of our products, we are planning to produce our own key components using our in-house engineering expertise.

Capital Expenditure

We intend to invest $200,000 during twelve-month period ending August 31, 2005 in laboratory equipment, testing and manufacturing equipment.

Employees

We expect that we will expend $1.85 million in salaries during the twelve months ending August 31, 2005. We currently employ 28 employees. We intend to increase our engineering and marketing staff in tandem with our business programmes. In this regard, we have recruited a team of radio frequency engineers and technicians who will be working on in-house projects as well as providing consulting services to third party clients. It is expected that their salaries of $610,000 will be recovered from fees charged to clients. We will continue to contract out the manufacturing activity to contract manufacturers.

General and Administrative Expenses

We expect to spend $900,000 during the twelve-month period ending August 31, 2005 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have not generated any revenues since inception. Consequently, we have incurred accumulated losses of approximately $3.75 million from inception in September, 1998 through November 30, 2004.

As noted above, the management of our company projects that we may require approximately $2,740,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending August 31, 2005. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

As a result of the completion of the private placement in April 2004 and the exercise of warrants in October and November 2004, we believe we now have sufficient funds to satisfy our estimated cash requirements for the twelve months ending August 31, 2005. As at November 30, 2004, we had working capital of $2,721,461 (including $1,413,340 of liability attributable to the warrants issued in connection with the April 2004 private placement as discussed above) and cash and short-term investments $3,827,020. As noted above, on October 19, 2004, we received gross proceeds of $520,000 from the exercise of outstanding share purchase warrants, and on November 5, 2004, we received proceeds of $588,605 from the exercise of certain Series B warrants. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we may require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

We have not yet determined the effect of future implementation of these new standards on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $3,748,341 from the inception of Bulldog BC to November 30, 2004. We believe we have sufficient cash to meet our projected expenditures for the next twelve months. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at November 30, 2004 we had a working capital of $2,721,461 (including $1,413,340 of liability attributable to the warrants issued in connection with the April 2004 private placement), largely as a result of completing the private placement in April 2004 which raised net proceeds of $4,694,468, and the exercise of certain warrants resulting in gross proceeds of $1,108,605. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock Options

We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees, " and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation, " and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure, " require our company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. We have elected to continue to account for stock based compensation to employees under APB No. 25.

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

The Black-Scholes calculation uses assumptions and estimates, the determination of which is subject to management's judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

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

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our Statement of Operations. At November 30, 2004, the value recognized on our consolidated balance sheet in respect of such warrants was $1,413,346. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to Equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which subject to management's judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by us in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2004, are not necessarily indicative of the results to be expected for the year ending August 31, 2005. These unaudited statements should be read in conjunction with the audited financial statements of Bulldog Nevada and Bulldog BC which were included in our Annual Report filed under Form 10-KSB on November 29, 2004.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $2.74 million to carry out our business plan for the year ending August 31, 2005. On April 13, 2004, we completed a private placement for net proceeds of $4,694,468, and we subsequently realized gross proceeds of $1,108,605 from the exercise of certain outstanding warrants in October and November, 2004. We believe that, as a result, we have sufficient capital to satisfy our cash requirements during this period. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Since inception through November 30 2004, we have incurred aggregate net losses of $3,748,341, and we had working capital surplus of $2,721,461 as at November 30, 2004. We also incurred losses from operations for each of the years ended August 31, 2001, 2002 and 2003. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to start generating revenues during the next 6 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

In their report on the annual consolidated financial statements of Bulldog Nevada for the year ended August 31, 2003 and the financial statements of Bulldog BC Inc. for the year ended August 31, 2003, our former independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. In view of the fact that we have cash and short-term investments of $3,827,020 as at November 30, 2004, we believe we have sufficient funds to satisfy our estimated cash requirements for the period ending August 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog BC claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog BC filed a Statement of Defence and Counterclaim. Bulldog BC's defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Bulldog BC's counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that Bulldog BC issued to Reliability in advance towards payment. Accordingly, Bulldog BC is seeking an order that Reliability return 200,000 shares of Bulldog BC's common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

On March 5, 2004, we received a demand letter from counsel for Alexander Potter, a former employee of the Company. Mr. Potter is claiming that we owe him one month's salary ($4,000) and 25,000 shares of our common stock. Mr. Potter subsequently commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042131) claiming damages of $155,587.50 for wrongful dismissal and general and special damages. We claim that Mr. Potter was a probationary employee when he was dismissed and accordingly has suffered no damages. It is too early in the proceedings to assess liability or damages. A trial date has been set for March 13, 2006.

We commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042363) against Reidar Ostensen and Stargate Industries Ltd. We claim: (i) damages arising from the breach of an agreement made in or about February 2000 between Bulldog Nevada and Reidar Ostensen, whereby Reidar Ostensen promised, among other things, to provide certain services to Bulldog Nevada, including but not limited to serving as an officer and director of Bulldog Nevada, in exchange for receiving 150,000 shares of common stock of Bulldog Nevada; (ii) conversion of certain property belonging to Bulldog Nevada by Reidar Ostensen to his own use; and (iii) defamation. A Statement of Defence and Counterclaim was filed on July 23, 2004. The Statement of Defence alleges that the defendants were entitled to the shares, along with other shares issued by Bulldog Nevada to Reidar Ostensen in the name of Roseg Management Ltd., and that representations were made by Bulldog Nevada that the defendants would be entitled to an exchange of their shares of Bulldog Nevada for shares of our company upon completion of the merger between Bulldog Nevada and our company and that the defendants consented to the merger in reliance of that representation. The Counterclaim of the defendants alleges that our company is in breach of the merger agreement and has caused loss and damage to the defendants. We filed a Statement of Defence to the Counterclaim on August 25, 2004. We believe that there is no substantive merit to the claims made by the defendants and we intend to vigorously defend the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 20, 2004 we issued 520,000 shares of common stock to an accredited investor for aggregate gross proceeds of $520,000, upon the exercise of outstanding share purchase warrants at an exercise price of $1.00 per share. We issued the shares in a private transaction relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

In November 2004 we issued 309,806 shares of common stock to seven accredited investors for aggregate gross proceeds of $588,605, upon the exercise of outstanding Series B share purchase warrants at an exercise price of $1.90 per share. We issued the shares in a private transaction relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On November 29, 2004 we issued 75,000 shares of common stock to an officer of our company pursuant to his employment contract. We issued the shares in a private offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

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

10.23 Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon.

10.24 Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc.

10.25 Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald.

10.26 Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski.

10.27 Employment Agreement dated July 7, 2004 with James McMillan.

10.28 Employment Agreement dated July 7, 2004 with Darrel Huskey.

10.29 Employment Agreement dated July 14, 2004 with Pat Donohue.

10.30 Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
Brett Millar	50,000
Charles Miller	50,000
Darrel Huskey	450,000
Pat Donohue	300,000

10.31 Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc.

10.32 Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
John Cockburn	825,000
James McMillan	600,000
Heetor Robin Wald	300,000
Jan Roscovich	300,000
Matthew Yoon	150,000
Valery Krutov	180,000
Volodmymyr Lyaskalo	75,000
Sam Raich	180,000

10.33 Amendment Agreement dated August 1, 2004 with James McMillan.

10.34 Amendment Agreement dated August 1, 2004 with Darrel Huskey.

10.35 Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn.

10.36 Amendment Agreement dated August 1, 2004 with Matthew Yoon.

10.37 Amendment Agreement dated August 8, 2004 with Pat Donohue.

10.38 Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer.

10.39 Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.

10.40 Distribution Agreement dated September 24, 2004 with Phase II Financial.

10.41 Employment Agreement dated October 28, 2004 with Mark Stoochnoff.

10.42* Employment Agreement dated November 15, 2004 with Richard Booth

10.43* Employment Agreement dated November 15, 2004 with Gordon Hardman

10.44* Employment Agreement dated November 15, 2004 with Michael Carpenter

10.45* Employment Agreement dated November 15, 2004 with John Pyne

10.46* Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
Denis Beaudoin	300,000
Richard Booth	300,000
Gordon Hardman	300,000
Michael Carpenter	300,000
John Pyne	300,000
Brett Millar	50,000
Boo Jock Chong	50,000
Alan Atkinson	300,000
Jose Rueda	150,000

10.47* Form of Stock Option and Subscription Agreement with the following:

Name	Number of Options
Michael Molina	50,000
Steven Flores	100,000

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

(9) Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn
John Cockburn, President and Chief Executive Officer
(Principal Executive Officer)
Date: January 14, 2005

By: /s/ Matthew S.K. Yoon
Matthew S.K. Yoon, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2005