Form 10QSB
period 2005-02-28
BULLDOG TECHNOLOGIES INC
filed 2005-04-15
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
Commission file number 000-50321
Bulldog Technologies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Place, Suite 301 – 11120 Horseshoe Way, Richmond, BC, Canada V7A 5H7
(Address of principal executive offices)

604.271.8656
(Issuer's telephone number)

#128, 11180 Coppersmith Place, Richmond, BC, Canada V7A 5G8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

D/HIO/702671.5

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,004,817 common shares issued and outstanding as at April 14, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended February 28, 2005 includes all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005 and August 31, 2004

(Unaudited – Amounts Stated in US Dollars)

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts Stated in US Dollars)

	(Unaudited)
	February 28,	August 31,
	2005	2004
ASSETS
Current
Cash	$61,648	$46,021
Short-term investments (Note 4)	2,347,122	3,360,997
Amounts receivable	68,558	-
Prepayment to trade suppliers	382,057	265,135
Inventory	101,363	90,634
Prepaid expenses	112,203	164,160

Total current assets	3,072,951	3,926,947

Property, plant and equipment (Note 8)	489,043	278,839

Total Assets	$3,561,994	$4,205,786

LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 5 and 6)	$468,851	$554,010
Liability for warrants subject to registration (Note 6)	806,813	1,510,748

Total current liabilities	1,275,664	2,064,758

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
23,746,817 issued ( August 31, 2004: 22,842,011 issued)	23,747	22,842
Additional paid-in capital	6,652,653	4,898,847
Accumulated other comprehensive loss
- cumulative translation adjustment	94,720	(172,505)
Deficit accumulated during the development stage	(4,484,790)	(2,608,156)

Total Stockholders’ Equity	2,286,330	2,141,028

Total Liabilities and Stockholders’ Equity	$3,561,994	$4,205,786

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Six Months	Six Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004(a)	2005	2004(a)	2005

Revenues (Note 2)	$59,810	$-	$59,810	$-	$59,810
Expenses
General and administrative
Consulting fees	122,943	40,424	338,602	44,250	1,226,783
Depreciation	21,168	1,895	36,323	3,327	81,222
Office and general	162,337	25,036	243,806	43,598	721,479
Professional fees	88,502	9,760	137,789	92,163	450,410
Rent	32,762	5,841	41,683	12,347	160,723
Salaries and wages (Note 5)	644,957	668,971	1,010,635	726,697	3,320,800
Trade shows, travel and marketing	114,964	5,747	244,587	17,051	495,599
Research and development	142,918	193,409	242,887	201,915	862,033
	1,330,551	951,083	2,296,312	1,141,348	7,319,049
Loss from operations	(1,270,741)	(951,083)	(2,236,502)	(1,141,348)	(7,259,239)
Other income (expenses)
Gain on revaluation of liability for warrants	606,527	-	411,197	-	3,592,697
Interest income	18,383	-	39,289	-	39,289
Interest expense	-	(2,809)	-	(6,107)	(37,790)
Loss on settlement of accounts payable (Note 6)	-	(954,000)	-	(954,000)	(954,000)
Foreign exchange gain (loss) and other	(90,618)	-	(90,618)	-	134,253

Net loss for the period	$(736,449)	$(1,907,892)	$(1,876,634)	$(2,101,455)	$(4,484,790)

Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.08)	$(0.13)

Weighted average shares outstanding	23,746,817	20,418,944	23,452,410	15,764,910

(a)	Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Six Months	Six Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004(a)	2005	2004(a)	2005

Net loss	$(736,449)	$(1,907,892)	$(1,876,634)	$(2,101,455)	$(4,484,790)

Foreign currency translation	(46,181)	(26,649)	267,225	(30,855)	94,720

Comprehensive loss	$(782,630)	$(1,934,541)	$(1,609,409)	$(2,132,310)	$(4,390,070)

(a)	Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Stated in US Dollars)

			Cumulative
			from September
	Six Months	Six Months	23, 1998 (Date
	Ended	Ended	of Inception) to
	February 28	February 29	February 28,
	2005	2004(a)	2005
Cash flows used in operating activities:
Net loss	$(1,876,634)	$(2,101,455)	$(4,484,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,323	3,327	81,222
Expenses paid by affiliated company	-	-	301,303
Gain on revaluation of liability for warrants	(411,197)	-	(3,592,697)
Issuance of common stock for services during the period	-	559,500	1,247,379
Stock option compensation	226,685	29,225	718,955
Loss on settlement of accounts payable	-	954,000	954,000
(Increase) decrease in assets
Amounts receivable	(66,496)	(15,996)	(66,496)
Prepayment to suppliers	(97,457)	-	(362,592)
Tax credits refundable	-	20,706
Inventory	(4,955)	(828)	(95,588)
Prepaid expenses	49,043	(693)	(96,426)
Increase in accounts payable and accrued liabilities	132,806	64,232	828,814

Net cash used in operating activities	(2,011,882)	(487,982)	(4,566,916)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(223,432)	(19,149)	(548,197)
Short term investments	1,173,899	-	(2,218,598)

Net cash provided by (used in) investing activities	950,467	(19,149)	(2,766,795)

Cash flows from financing activities
Loans payable	-	(60,212)	54,500
Issuance of common shares	1,073,287	607,000	7,478,064
Shares repurchased	-	(20,000)	(20,000)

Net cash provided by financing activities	1,073,287	526,788	7,512,564

	11,872	19,657	178,853
Effect of foreign exchange rate changes on cash	3,755	(2,201)	(117,205)

Net increase in cash	15,627	17,456	61,648
Cash, beginning of period	46,021	24,720	-

Cash, end of period	$61,648	$42,176	$61,648

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,945	$37,790

Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$162,000	$212,000	$374,000
Issuance of shares in settlement of loans payable	$-	$52,930	$54,500
Issuance of shares for services included in prepaid	$-	$-	$16,900
Issuance of shares on recapitalization (Note 3)	$-	$796	$796

(a)Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2005

(Unaudited – Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
On inception of Bulldog BC, September 23, 1998	465,000	$465	$(138)	$-	$-	$327
Issuance of stock in Bulldog BC for cash - at $0.34	20,000	20	6,683	-	-	6,703
- at $0.67	125,000	125	83,663	-	-	83,788
- at $1.34	22,500	23	30,140	-	-	30,163
Issuance of stock in Bulldog BC for services	8,000	8	16,079	-	-	16,087
Foreign exchange translation adjustment	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	(114,968)	(114,968)

Balance, August 31, 1999 (Bulldog BC)	640,500	641	136,427	(12)	(114,968)	22,088
Issuance of stock in Bulldog BC for cash - at $0.68	25,000	25	16,965	-	-	16,990
- at $1.02	8,000	8	8,147	-	-	8,155
- at $1.36	2,500	2	3,398	-	-	3,400
Issuance of stock in Bulldog BC for services	34,000	34	9,494	-	-	9,528
On inception of Bulldog Nevada - at $0.001	7,035,000	7,035	-	-	-	7,035
Issuance of stock in Bulldog Nevada for cash - at $1.00	613,727	614	613,113	-	-	613,727
Foreign exchange translation adjustment	-	-	-	289	-	289
Net loss	-	-	-	-	(531,252)	(531,252)

Balance, August 31, 2000 (combined)	8,358,727	8,359	787,544	277	(646,220)	149,960

SEE ACCOMPANYING NOTES

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28 , 2005

(Unaudited – Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2000 (combined, balance forward)	8,358,727	8,359	787,544	277	(646,220)	149,960
Issuance of stock in Bulldog Nevada for cash - at $0.002	245,000	245	130	-	-	375
- at $0.24	95,833	96	22,904	-	-	23,000
- at $0.50	80,000	80	39,920	-	-	40,000
- at $1.00	155,623	156	155,467	-	-	155,623
Issuance of stock in Bulldog Nevada for services	304,830	305	230,125	-	-	230,430
Redeemed and cancelled for Nil consideration	(861,000)	(861)	861	-	-	-
Shares issued as commission for private placements	91,120	91	(91)	-	-	-
Foreign exchange translation Adjustment	-	-	-	26,357	-	26,357
Net loss	-	-	-	-	(424,417)	(424,417)

Balance, August 31, 2001 (combined)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328

SEE ACCOMPANYING NOTES

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2005

(Unaudited – Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2001 (combined, balance forward)	8,470,133	8,471	1,236,860	26,634	(1,070,637)	201,328
Shares in Bulldog Nevada issued as commission for private placements	1,500	2	(2)	-	-	-
Issuance of stock in Bulldog Nevada for cash - at $0.24	104,167	104	24,896	-	-	25,000
- at $0.50	87,200	87	43,513	-	-	43,600
Issuance of stock in Bulldog Nevada for services	168,500	168	68,832	-	-	69,000
Foreign exchange translation adjustment	-	-	-	2,402	-	2,402
Net loss	-	-	-	-	(209,920)	(209,920)

Balance, August 31, 2002 (combined)	8,831,500	8,832	1,374,099	29,036	(1,280,557)	131,410
Issuance of stock in Bulldog Nevada for cash - at $0.25	183,000	183	45,567	-	-	45,750
Issuance of stock for services to Bulldog Nevada	10,000	10	1,863	-	-	1,873
Shares of Bulldog Nevada issued as commission for private placements	8,000	8	(8)	-	-	-
Foreign exchange translation adjustment	-	-	-	(128,899)	-	(128,899)
Net loss	-	-	-	-	(312,840)	(312,840)

Balance, August 31, 2003 (combined)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)

SEE ACCOMPANYING NOTES

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2005

(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	97,359	-	-	97,750
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)
	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders’ equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services – at $1.50	35,500	35	53,215	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	1,000,000
Stock option compensation	-	-	492,269	-	-	492,269
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder’s fee)	2,219,611	2,220	-	-	-	2,220
Issuance of stock for services – at $1.50	69,000	69	103,431	-	-	103,500
Issuance of stock for services – at $1.50	15,000	15	25,335	-	-	25,350
Cancellation of shares	(500,000)	(500)	500	-	-	-
Net loss	-	-	-	-	1,014,759	(1,014,759)
Foreign exchange translation Adjustment	-	-	-	(72,642)	-	(72,642)
Balance, August 31, 2004	22,842,011	$22,842	$4,898,847	$(172,505)	$(2,608,156)	$2,141,028

SEE ACCOMPANYING NOTES

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2005

(Unaudited – Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2004	22,842,011	$22,842	$4,898,847	$(172,505)	$(2,608,156)	$2,141,028
Issuance of stock for cash on exercise of warrants - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on exercise of warrants - at $1.90 (net of $35,317 finder’s fee Note 6)	309,806	310	552,978	-	-	553,288
Issuance of stock for services - at $2.16	75,000	75	161,925	-	-	162,000
Stock option compensation (Note 7)	-	-	226,685	-	-	226,685
Adjustment arising on exercise of warrants (Note 6)	-	-	292,738			292,738
Net loss	-	-	-	-	(1,876,634)	(1,876,634)
Foreign exchange translation adjustment	-	-	-	267,225	-	267,225

Balance, February 28, 2005	23,746,817	$23,747	$6,652,653	$94,720	$(4,484,790)	$$2,286,330

(a)

Prior to the recapitalization in November 2003, the stockholders’ equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

SEE ACCOMPANYING NOTES

D/HIO/702671.5

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005 and February 29, 2004

(Unaudited – Amounts Stated in US Dollars)

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2005, the Company has just recently recognized initial revenues and has consolidated accumulated operating losses since inception of $4,484,790. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company had cash and short-term investments on hand of $2,408,770 at February 28, 2005. Management anticipates that it requires $4.2 million over the next twelve months to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/ or debt financing. Amounts raised will be used to continue the development of the Company’s products, roll out the Company’s products to market and for other working capital purposes.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of

D/HIO/702671.5

and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended August 31, 2004 and 2003 included in the Company’s 10-KSB Annual Report The Company follows the same accounting policies in the preparation of interim reports.

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

The Company does not plan to adopt the fair value method of accounting under SFAS No. 148 for stock-based compensation to employees. Consequently, related pro forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

	6 months ended February 28
	2005	2004
Net loss, as reported	$(1,876,634)	$(2,101,455)
Deduct: Total stock-based employee compensation expense determined under fair-value based method	(1,262,844)	-

Pro-forma net loss	$(3,139,178)	$(2,101,455)
Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.13)
Basic and diluted – pro-forma	$(0.13)	$(0.13)

D/HIO/702671.5

The weighted average fair value of the options granted during the six-month period ended February 28, 2005 to employees was $1.60 (2004 - $Nil) per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186% (2004-186%), risk-free rate of 3.63% - 3.86% (2004- 3.07% - 3.64%) and an expected life of 5 years (2004- 5 years). Such amount is being amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months.

Revenue Recognition

The company has generated revenue from the provision of consulting engineering services to customers relating to Radio Frequency (RF) design and development and security solutions. Such revenues are recognized as the services are provided.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

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

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one-for-one basis in exchange for 710,000 and 9,081,500 shares of the Company’s common stock, respectively. At November 30, 2004, all of Bulldog Nevada’s shares had been exchanged while 695,800 of Bulldog BC’s common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged. As at February 28, 2005 these shares had not been exchanged.

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

Pro forma results of operations had the acquisition occurred on September 1, 2003 are not materially different then those presented in these consolidated financial statements for the six months ended February 29, 2004.

D/HIO/702671.5

Note 4	Short-term Investments

Short-term investments as at February 28, 2005 consist of $1.05 (2004 - $1.0) million and Cdn$1.60 (2004 – Cdn $3.1) million held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.8% to 2.188% per annum, maturing on various dates through June 2005.

The Company has an operating line of credit of $750,000 bearing interest at the prevailing market rate, payable monthly. The line of credit was undrawn as at February 28, 2005. The Company's line of credit agreement is collateralized by the short-term investments.

Note 5	Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003, and 69,000 shares were issued in June 2004. The Company has recorded, as compensation expense, $102,000 in respect of shares earned by the directors during the six months ended February 28, 2005 (six months ended February 29, 2004 - $103,500) under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At February 28, 2005, accounts payable and accrued liabilities includes $274,500 (August 31, 2004 - $172,500) in respect of 183,000 (August 31, 2004 - 115,000) common shares not yet issued to directors of the Company in respect of unpaid director fees. Subsequent to February 28, 2005 the remaining 183,000 common shares were issued.

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

D/HIO/702671.5

As at February 28, 2005, a liability for the fair value of the remaining outstanding warrants of $806,813 was recorded on the balance sheet and $411,197 was recorded as gain on revaluation of liability for warrants subject to registration rights in the Statements of Operations for the six-month period ended February 28, 2005.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at February 28, 2005: dividend yield of 0%, expected volatility of 186% (August 31, 2004 – 186%), risk-free interest rate of 3.63% - 3.86% (August 31, 2004 – 3.07% - 3.64%) and an expected life of 4.2 years (August 31, 2004 – 5 years) for the Series A warrants and Nil months for the Series B warrants. The Series B warrants expired during the six-month period ended February 28, 2005.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a prorata amount of the liability will be reclassified to Stockholders’ Equity using the Black-Scholes value as of that date.

On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. The Company paid a placement fee in cash of $35,317, 6% of the gross proceeds as required under the original private placement agreement to the placement agent who originally identified the investors in April 2004. As an inducement to early exercise, the Company temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004. All other terms and conditions of the warrants remained unchanged. As at November 5, 2004, $292,738 was recorded as additional paid in capital on revaluation of the liability for warrants subject to registration rights. This balance represented the prorated amount of the liability on exercise date of November 5, 2004.  The fair value of the warrants was estimated using the Black-Scholes option pricing model at that date with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.51% and an expected life of 10 months for the exercised Series B warrants.

On October 19, 2004, 520,000 additional share purchase warrants were exercised for gross proceeds of $520,000. Exercise of these warrants did not affect the liability accrual for net cash settlement.

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company’s common stock as compensation, of which 75,000 shares were issued on November 29, 2004. The value attributed to the common stock issued to the employee on November 29, 2004 was $162,000 based on the quoted market value of the Company’s common stock of $2.16 per share on the agreement date of May 4, 2004. At February 28, 2005, accounts payable and accrued liabilities includes $18,000 in respect of common shares not yet issued to the employee but earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date. Subsequent to February 28, 2005 the remaining 75,000 common shares were issued.

In July 2004, the Company entered into a six-month service agreement to issue 5,000 shares per month for a total of 30,000 shares to be issued. Upon expiry the Company extended the original agreement on a month to month basis under the original terms. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributed to the common stock was $25,350 based on the quoted market price of the Company’s common stock of $1.69 per share at the agreement date. At February 28, 2005, accounts payable and accrued liabilities include $31,600 in respect of 20,000 common shares earned, but not yet issued to the consultant.

D/HIO/702671.5

Note 7	Stock Option Compensation

Stock Options to Non-Employees

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black-Scholes option pricing model. Stock-based compensation for non-employees is remeasured on each balance sheet date until such options vest. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. Unvested stock options are remeasured on each balance sheet date for the purpose of determining stock option compensation, and are amortised on a straight line basis over the vesting period of 10 months.

As at February 28, 2005, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

As at Feb 28, 2005
Dividend yield	Nil%
Risk-free interest rate	3.53%
Expected volatility of the market price
of the Company’s common stock	186%
Expected life of the options	5 years

Compensation expense is amortized over the vesting period and for the six-month period ended February 28, 2005, expenses totalling $226,685 were included in consulting fee and commission on the Statement of Operations.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2002
and 2003	-	-
Granted	3,885,000	$1.60
Outstanding at August 31, 2004	3,885,000	$1.60
Granted	2,780,000	$1.63
Outstanding at February 28, 2005	6,665,000	$1.61
Exercisable at February 28, 2005	1,293,334	$1.60
Exercisable at August 31, 2004	277,500	$1.34

D/HIO/702671.5

A summary of the common share options exercisable and outstanding at February 28, 2005 is as follows:

Outstanding Number	Exercise Price	Expiry Date	Exercisable Number
175,000	$0.50	February 25, 2009	175,000
150,000	$2.20	May 4, 2009	150,000
100,000	$2.20	May 14, 2009	100,000
50,000	$2.42	July 16, 2009	40,000
3,360,000	$1.60	August 5, 2009	626,667
50,000	$1.64	August 5, 2009	40,000
1,900,000	$1.60	Dec 16, 2009	120,000
100,000	$1.60	Dec 22, 2009	20,000
780,000	$1.70	Jan 25, 2010	21,667
6,665,000			1,293,334

Employee Stock Option Plan

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise prices equals or exceeds the fair market values of the Company’s common stock on the respective dates of grant in 2004.

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

The 2004 Stock Option Plan was amended and effective November 17, 2004 authorized the issuance of a maximum of 7,000,000 shares of common stock to eligible employees, directors, officers and employees of the company or its subsidiaries.

In December 2004 the Company granted 2,000,000 stock options to certain employees, consultants and directors, with an exercise price of $1.60 per share. In January 2005, the Company granted 780,000 stock options to certain employees at $1.70 per share.

D/HIO/702671.5

Warrants

The following table summarizes the number of fully exercisable warrants transactions during the six-months ended February 28, 2005:

	Number of Warrants	Weighted Average Exercise Price
Balance September 1, 2004	2,184,708	$2.27
Exercised	(520,000)	1.00
Exercised	(309,806)	1.90
Expired	(800,000)	2.25
Balance February 28, 2005	554,902	$3.50

A summary of share purchase warrants outstanding at February 28, 2005 is as follows:

Number	Exercise Price	Expiry Date	Warrant Type
554,902	$3.50	April 15, 2009	Series A warrants

Note 8	Property, Plant and Equipment

	As at February 28, 2005	As at August 31, 2004
Computer equipment	$87,850	$60,415
Engineering equipment	169,762	11,924
Furniture, fixtures and office equipment	101,781	79,506
Leasehold improvements	110,030	103,368
Trade show fixtures	19,721	17,319
Moulds	74,728	42,689
	563,872	315,221
Less: Accumulated depreciation	(74,829)	(36,382)
	$489,043	$278,839

Note 9	Commitments

The Company entered into an agreement to lease new premises in Boulder, Colorado, with lease commencing on December 1, 2004 and expiring on December 1, 2007. The minimum annual lease payments over the term of the lease are summarized as follows:

Lease year ending December 1	$

2005	23,859
2006	32,400
2007	33,360

The above amounts represent the commitments for basic rent. The cumulative lease costs are being amortized on a straight line basis and charged to expense over the term of the lease.

D/HIO/702671.5

Note 10	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at February 28, 2005. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 11	Comparative Figures

Certain prior year figures have been reclassified to conform with the current year’s presentation.

D/HIO/702671.5

Item 2.	Management Discussion and Analysis and Plan of Operation.

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

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as "BOSSTM", designed to prevent cargo theft from containers, tractor-trailers and cargo vans. We have developed a compact, portable electronic security device that attaches to the locking rod of a trailer or

D/HIO/702671.5

container while in transit or storage. We have developed a BOSSTM for use on trucks that communicates with a pager which is carried by the driver. This system is known as the Road BOSSTM. The driver is alerted when an unauthorized attempt is made to access the cargo. The Road BOSSTM interfaces with satellite truck tracking systems. We have also developed a BOSSTM for security of storage yard containers that alerts dispatch personnel when an unauthorized attempt is made to access the container contents. This system is known as the Yard BOSSTM.

On November 15, 2004, we hired a team of engineers with extensive experience in Radio Frequency (RF) design and development. Based in Boulder, Colorado, the team develops new Radio Frequency Identification (RFID) and sensor network products to broaden our company’s product lines. The offer of the RFID products to complement the existing BOSSTM product lines allows our company to offer a complete one-stop shop to our customers for all their asset tracking, protection and security needs.

Our Colorado team recently commenced providing RF engineering consulting services to external customers. We have entered into an engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC, whereby we have agreed to participate in the development of a long range RFID system for marketing compliance purposes. Goliath Solutions designs and delivers RFID solutions that track and report the presence/value of advertising and displays in retail stores. Goliath Solutions’ patent-pending technology electronically monitors, verifies, and reports the daily status and location of marketing materials for its consumer packaged goods manufacturing and retailer clients. The retail channels targeted by Goliath Solutions for deployment of its technology currently include grocery, chain-drug, mass merchandise and convenience stores. Goliath Solutions’ system involves the use unique RFID tags that may be attached to any sign or fixture that the manufacturer or retailer wishes to monitor. The tags are wirelessly read several times a day by the Goliath Solutions readers and sent via phone, Internet, or paging service to Goliath Solutions’ central server.

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

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $3,320,000 on our BOSSTM product business during the twelve-month period ending February 28, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued

D/HIO/702671.5

research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase plant and machinery. In addition, we anticipate that we will incur approximately $900,000 in salaries and operating expenses for our RF engineering consulting activities. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$1,020,000
Research and Development	750,000
Manufacturing and Engineering	300,000
RF Engineering	900,000
General and Administrative	1,050,000
Total Operating Expenses	4,020,000
Capital expenditures	200,000
Total	$4,220,000

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock, and Series A and Series B share purchase warrants to purchase up to 1,664,708 shares of our common stock, for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees) were $4,694,468. The 554,902 Series A share purchase warrants are exercisable at $3.50 per share for a period of five years, and the 1,109,806 Series B share purchase warrants are exercisable at $2.25 per share until February 5, 2005. As an inducement to early exercise, we temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. All other terms and conditions of the warrants remained unchanged. On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. We paid a cash placement fee of $35,317 to the placement agent who originally identified the investors in April, 2004. The portion of the private placement representing value (as determined by the Black-Scholes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to US generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at February 28, 2005 was $806,813.

We have only recently commenced recognition of revenue, with $59,810 earned from RFID consulting. We have not yet earned revenue from sales of our BOSSTM systems. We anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new products relating to tanker truck security and verification of cargo manifests. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our BOSSTM systems and our tanker truck security systems (currently in development) within the next six months, but we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses. We believe that based on our cash and short term investments of $2,408,770 at February 28, 2005 and cash flow generated from future operations, we will have sufficient funds to satisfy our cash requirements for the next twelve months. However, there is no assurance that our actual cash requirements will not exceed our estimates or that sufficient sales will be generated as our recent revenue activity has been limited to RFID engineering and consulting.

We expect our RF engineering activities to generate income of between $700,000 and $1.5 million over the next twelve months, primarily from our engineering service agreement with Goliath Solutions. Our expectation is based on the assumption that Goliath Solutions will continue to engage our company to develop its RFID tags and readers, which cannot be assured. Our agreement with Goliath Solutions is for a two-year term, and is subject to cancellation

D/HIO/702671.5

by Goliath Solutions for any reason on thirty-days’ written notice. Goliath Solutions will retain ownership of all intellectual property and other work product. We are entitled to invoice Goliath Solutions for our fees on a fixed rate, time and materials basis as provided for in the agreement, as and when services are rendered in response to statements of work that may from time to time be issued by Goliath Solutions. All invoices are payable within 30 days.

Should cash flow from operations be insufficent, we will require additional external financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements. Notwithstanding the foregoing, we believe that broad market acceptance of our security products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would adversely affect our business.

Additionally, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Sales and Marketing

We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and are signing up new distributors, resellers and sales agents. We plan to increase our sales force to target sales in the cargo transportation sector and US homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects. Equally important, we are using the Internet as a marketing tool and in this regard we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $1,020,000 during the twelve-month period ending February 28, 2006 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

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

- Automated Vehicle Location, (AVL) software. We are continuing to develop our existing dual mode tracking platform to offer support for our new dual mode GPS/security devices.

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

D/HIO/702671.5

operationally combined with asset management systems with the view to providing increased functionality and a better costing model.

We anticipate expending approximately $ 750,000 during the twelve-month period ending February 28, 2006 on research and development activities on the BOSS product line, which would include approximately $610,000 on salaries and $130,000 on related supplies to conduct these activities and the production of future prototypes.

RF Engineering

We now have a team of radio frequency engineers and technicians who are working on in-house projects as well as providing consulting services to third-party clients. The team has extensive experience in RF design and development who specialize in low-power, short-to-medium-range networks of battery-powered sensors for a variety of commercial applications. These designs are carried out predominantly in the Industrial-Scientific-Medical (ISM) bands at UHF and microwave frequencies. The team is vertically integrated, performing circuit design and layout, as well as developing all the embedded firmware and networking protocols and associated software. We are able to get products certified and manufactured. We have leased approximately 4,000 square feet of premises for our office and laboratory in Boulder, Colorado. The lease term is for three years and commenced on December 1, 2004. We have invested $150,000 in laboratory equipment and another $22,000 on furniture and office equipment.

Manufacturing and Engineering

We expect to spend $300,000 during the twelve-month period ending February 28, 2006 on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new or improved products namely the Mini BOSSTM, Stock BOSSTM, Road BOSSTM and Tanker BOSSTM. As part of our concerted effort to reduce the cost of our products, we are designing our own key components such as radio transmitter, using our in-house engineering expertise.

General and Administrative Expenses

We expect to spend $1,050,000 during the twelve-month period ending February 28, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Capital Expenditure

We intend to invest $200,000 during the twelve-month period ending February 28, 2006 in laboratory and testing equipment, computer software, and manufacturing equipment.

Employees

We expect that we will expend $2.5 million in salaries during the twelve months ending February 28, 2006. We expect to recover $750,000 in the form of RF engineering consulting fees that we anticipate will be charged to Goliath Solutions under an engineering service agreement dated January 11, 2005, to defray a portion of the salaries. We currently employ 30 employees. We intend to increase our engineering and marketing staff in tandem with our business programs.

Future Operations

We only recently recognized revenue ($59,810 since inception). Consequently, we have incurred accumulated losses of approximately $4.48 million from inception in September, 1998 through February 28, 2005.

As noted above, the management of our company projects that we require approximately $4,220,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending February 28,

D/HIO/702671.5

2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

As a result of the completion of the private placement in April 2004 and the exercise of warrants in October and November 2004, we have funds available toward our estimated cash requirements for the twelve months ending February 28, 2006. As at February 28, 2005, we had working capital of $1,797,287 (including $806,813 of liability attributable to the warrants issued in connection with the April 2004 private placement as discussed above) and cash and short-term investments $2,408,770. As noted above, on October 19, 2004, we received gross proceeds of $520,000 from the exercise of outstanding share purchase warrants, and on November 5, 2004, we received proceeds of $588,605 from the exercise of certain Series B warrants. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we may require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $4,484,790 from the inception of Bulldog BC to February 28, 2005. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at February 28, 2005 we had a working capital of $1,797,287 (including $806,813 of liability attributable to the warrants issued in connection with the April 2004 private placement), largely as a result of completing the private placement in April 2004 which raised net proceeds of $4,694,468, and the exercise of certain warrants resulting in gross proceeds of $1,108,605. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

D/HIO/702671.5

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

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 49% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction), a representative of Bulldog BC and Bulldog Nevada is now one of our directors and officers, and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog BC and Bulldog Nevada. The value assigned to our common stock was $796.

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

D/HIO/702671.5

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

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our Statement of Operations. At February 28, 2005, the value recognized on our consolidated balance sheet in respect of such warrants was $ 806,813. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to equity at the Black-Scholes value on that date. During the six months ended February 28, 2005, $411,197 was recognized as a gain in our Statement of Operations reflecting a reduction in the estimated liability.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which subject to management’s judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

Revenue Recognition

We have recognized revenue from provision of consulting engineering services to customers relating to RF design and development and security solutions. Such revenues are recognized as the services are provided.

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by us in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three and six-month periods ended February 28, 2005, are not necessarily indicative of the results to be expected for the year ending August 31, 2005. These unaudited statements should be read in conjunction with the audited financial statements of Bulldog Nevada and Bulldog BC which were included in our Annual Report filed under Form 10-KSB on November 29, 2004.

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

D/HIO/702671.5

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $4.22 million to carry out our business plan for the year ending February 28, 2006. On April 13, 2004, we completed a private placement for net proceeds of $4,694,468, and we subsequently realized gross proceeds of $1,108,605 from the exercise of certain outstanding warrants in October and November, 2004. We believe that based on our cash and short term investments of $2,408,770 at February 28, 2005 and cash flow generated from future operations, we will have sufficient funds to satisfy our cash requirements for the next twelve months. However, there is no assurance that our actual cash requirements will not exceed our estimates or that sufficient sales will be generated as we have only recently commenced revenue activity. Should cash flow from operations be insufficient, we will require additional external financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to generate substantial sales and market for our products and services;

- Goliath Solutions does not continue to require our RF engineering consulting services at the anticipated level under, or elects to terminate, our engineering service agreement dated January 11, 2005; or

- we incur any significant unanticipated expenses.

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

D/HIO/702671.5

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

There is a high risk of business failure due to the fact that we have not commenced commercial operations of our BOSSTM product lines.

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

Since inception through February 28, 2005, we have incurred aggregate net losses of $4,484,790, and we had working capital of $1,797,287 as at February 28, 2005. We also incurred losses from operations for each of the years ended August 31, 2001, 2002 and 2003. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

In their report on the annual consolidated financial statements of Bulldog Nevada our independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our operating and capital expenses over the next twelve months.

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

D/HIO/702671.5

Substantially all our assets and a majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets, including our short-term investments, are located outside the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors or officers.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our online security system. Our company been granted a patent in the US, and has filed an international application claiming priority from the US patent with the International Bureau of the World Intellectual Property Organisation under the Patent Cooperation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The PCT patent application is in good standing and is currently pending. We have also the domain name www.bulldog-tech.com. We have not taken any other action to protect our proprietary technology and proprietary computer software. If any of our competitors copies or otherwise gains access to our proprietary technology or software or develops similar technologies independently, we would not be able to compete as effectively.

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

D/HIO/702671.5

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

D/HIO/702671.5

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

On March 5, 2004, we received a demand letter from counsel for Alexander Potter, a former employee of the Company. Mr. Potter is claiming that we owe him one month's salary ($4,000) and 25,000 shares of our common

D/HIO/702671.5

stock. Mr. Potter subsequently commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042131) claiming damages of $155,587.50 for wrongful dismissal and general and special damages. We have entered into a Release and Settlement Agreement with Mr. Potter pursuant to which Mr. Potter has agreed to provide a full release to our company and to consent to an Order dismissing the action, with no costs to either party, in consideration of 12,500 fully-paid and non-assessable shares of our company's common stock which were previously issued on January 24, 2004, and the issuance of an additional 12,500 fully-paid and non-assessable shares of our company’s common stock pursuant to the terms of a Subscription Agreement entered into between the parties.

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

In early May 2004, Ronald G. Cranfield put our company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us. Mr. Cranfield is seeking the issuance to himself of 19,500 shares of our company’s common stock, as well as distribution rights of the Company’s products in Japan and Korea. To date, we have not been served with a formal demand in writing. We are of the view that no agreement was ever entered into between our company and Mr. Cranfield.

On December 20, 2004, 635002 B.C. Ltd. commenced an action against our company in the Provincial Court of British Columbia (Small Claims Court), Richmond Registry File Number 204-18983. 645002 B.C. alleges breach of contract in connection with a Display Rental Agreement dated May 19, 2000 between Sign-O-Lite, Division of 32262 B.C. Ltd. and our company, which agreement was assigned by Sign-O-Lite to 645002 B.C. 645002 B.C. is suing for a total debt of $1,442.91. We filed a Reply to the Notice of Claim on January 4, 2005, as we believe that there is no substantive merit to the claim made by 635002 B.C. We intend to vigorously defend the action.

On February 8, 2005, Reliability commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S050718) against Bulldog BC claiming damages for conversion and punitive damages for failing to deliver the shares that form the subject matter of the lawsuit filed in the Supreme Court of British Columbia under Vancouver Registry No. S013516 (the first claim listed). Bulldog BC believes that there is no substantive merit to the claims made by Reliability and intends to vigorously defend the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On January 24, 2004, we issued 12,500 shares of common stock to a former employee pursuant to an employment agreement that is now the subject of a release and settlement agreement between our company and the former employee. We have agreed to issue an additional 12,500 shares of common stock to the former employee pursuant to a subscription agreement contemplated by the release and settlement agreement. These transactions were, and will be, effected as private offshore transactions relying on Regulation S promulgated under the Securities Act of 1933.

D/HIO/702671.5

On March 14, 2005 we issued 75,000 shares of common stock to an officer of our company pursuant to his employment contract. We issued the shares in a private offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

On March 14, 2005 we issued 100,000 and 83,000 shares of common stock to two of our directors, James McMillan and Boo Jock Chong respectively, pursuant to their director services contracts. We issued the shares in a private offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

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

D/HIO/702671.5

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

D/HIO/702671.5

10.21	Form of Registration Rights Agreement with the following: (7)

Alexandra Global Master Fund Ltd.

Otape Investments LLC

AS Capital Partners, LLC

SRG Capital, LLC

Spectra Capital Management, LLC

Basso Equity Opportunity Holding Fund Ltd.

Basso Multi-Strategy Holding Fund Ltd.

Truk Opportunity F

10.22        Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn. (8)

10.23	Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon. (8)

10.24        Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc. (8)

10.25	Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald. (8)
10.26	Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski. (8)
10.27	Employment Agreement dated July 7, 2004 with James McMillan. (9)
10.28	Employment Agreement dated July 7, 2004 with Darrel Huskey. (9)
10.29	Employment Agreement dated July 14, 2004 with Pat Donohue. (9)
10.30	Form of Stock Option and Subscription Agreement with the following: (9)
	Name	Number of Options
	Brett Millar	50,000
	Charles Miller	50,000
	Darrel Huskey	450,000
	Pat Donohue	300,000
10.31	Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc. (9)
10.32	Form of Stock Option and Subscription Agreement with the following: (9)
	Name	Number of Options
	John Cockburn	825,000
	James McMillan	600,000
	Heetor Robin Wald	300,000
	Jan Roscovich	300,000
	Matthew Yoon	150,000
	Valery Krutov	180,000
	Volodmymyr Lyaskalo	75,000
	Sam Raich	180,000

D/HIO/702671.5

10.33	Amendment Agreement dated August 1, 2004 with James McMillan. (9)
10.34	Amendment Agreement dated August 1, 2004 with Darrel Huskey. (9)
10.35	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn. (9)
10.36	Amendment Agreement dated August 1, 2004 with Matthew Yoon. (9)
10.37	Amendment Agreement dated August 8, 2004 with Pat Donohue. (9)
10.38	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer. (9)

10.39        Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc. (9)

10.40	Distribution Agreement dated September 24, 2004 with Phase II Financial. (9)
10.41	Employment Agreement dated October 28, 2004 with Mark Stoochnoff. (9)
10.42	Employment Agreement dated November 15, 2004 with Richard Booth. (10)
10.43	Employment Agreement dated November 15, 2004 with Gordon Hardman. (10)
10.44	Employment Agreement dated November 15, 2004 with Michael Carpenter. (10)
10.45	Employment Agreement dated November 15, 2004 with John Pyne. (10)
10.46	Form of Stock Option and Subscription Agreement with the following: (10)
	Name	Number of Options
	Denis Beaudoin	300,000
	Richard Booth	300,000
	Gordon Hardman	300,000
	Michael Carpenter	300,000
	John Pyne	300,000
	Brett Millar	50,000
	Boo Jock Chong	50,000
	Alan Atkinson	300,000
	Jose Rueda	150,000
10.47	Form of Stock Option and Subscription Agreement with the following: (10)
	Name	Number of Options
	Michael Molina	50,000
	Steven Flores	100,000
10.48*	Engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC

D/HIO/702671.5

10.49*	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options
	Alexander Lashkov	80,000
	Robert Dierker	50,000
	Aaron Hei Ying Mak	100,000
	Renato Kwan	50,000
	Jessica Glass	30,000
	Jerald M. Quadros	60,000
	Mark Stoochnoff	300,000
	Kristina Beach	20,000
10.50*	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options
	Laura Baun	30,000
	Jon Garcia	30,000
	Joe C. Martinez	30,000
10.51*	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin
10.52*	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin
10.53*	Option cancellation agreement dated April 4, 2005 with Jose Reuda
(21)	Subsidiaries of Bulldog Technologies Inc.

Bulldog Technologies Inc. (incorporated in British Columbia)

(31)	302 Certifications

31.1*       Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	906 Certifications

32.1*       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)      Incorporated by reference from our Form SB-2 that was originally filed with the commission on September 28, 2002.

D/HIO/702671.5

(2)	Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.
(3)	Previously submitted with our Current Report on Form 8-K filed on November 4, 2003.

(4)      Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003.

(5)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.
(6)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.
(7)	Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.
(8)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.
(9)	Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.
(10)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.

*Filed herewith

D/HIO/702671.5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn

John Cockburn, President and Chief Executive Officer

(Principal Executive Officer)

Date: April 15, 2005

By: /s/ Matthew S.K. Yoon

Matthew S.K. Yoon, Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2005

D/HIO/702671.5