Form 10QSB
period 2005-05-31
BULLDOG TECHNOLOGIES INC
filed 2005-07-15
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2005
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

24,047,317 common shares issued and outstanding as at July 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended May 31, 2005 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005 and August 31, 2004

(Unaudited – Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts Stated in US Dollars)

	(Unaudited)
	May 31,	August 31,
ASSETS	2005	2004
Current
Cash	$113,414	$46,021
Short-term investments (Note 4)	1,295,315	3,360,997
Amounts receivable	175,194	-
Prepayment to trade suppliers	337,735	265,135
Inventory	167,461	90,634
Prepaid expenses	191,797	164,160
	____________________	____________________
Total current assets	2,280,916	3,926,947

Property, plant and equipment (Note 8)	484,945	278,839
	____________________	____________________
Total Assets	$2,765,861	$4,205,786

LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 4 and 6)	$127,216	$554,010
Liabilities for warrants subject to registration (Note 6)	680,601	1,510,748
	____________________	____________________
Total current liabilities	807,817	2,064,758
	____________________	____________________
STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
24,047,317 issued ( August 31, 2004: 22,842,011 issued)	24,047	22,842
Additional paid-in capital	7,191,353	4,898,847
Accumulated other comprehensive loss
- cumulative translation adjustment	66,668	(172,505)
Deficit accumulated during the development stage	(5,324,024)	(2,608,156)
	____________________	____________________
Total Stockholders' Equity	1,958,044	2,141,028
	____________________	____________________

Total Liabilities and Stockholders' Equity	$2,765,861	$4,205,786

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Nine Months	Nine Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2005	2004 (a)	2005	2004 (a)	2005

Revenues (Notes 2 & 10)	$183,278	$-	$243,088	$-	$243,088

Expenses
General and administrative
Consulting fees and commissions	$119,141	$203,030	$457,743	$247,280	$1,345,924
Depreciation	23,963	5,129	60,286	8,456	105,185
Office and general	158,169	44,803	401,975	88,401	879,648
Professional fees	66,719	98,947	204,508	191,110	517,130
Rent	33,683	5,687	75,366	18,034	194,406
Salaries and wages (Note 5)	521,637	547,285	1,532,272	1,273,982	3,842,437
Trade shows, travel and marketing	133,127	62,309	377,714	71,908	628,725
Research and development	119,289	52,468	362,176	261,835	981,322
	(1,175,728)	(1,019,658)	(3,472,040)	(2,161,006)	(8,494,777)

Loss from operations	(992,450)	(1,019,658)	(3,228,952)	(2,161,006)	(8,251,689)

Other income (expenses)
Gain on revaluation of liability for warrants	126,212	-	537,409	-	3,718,909
Interest income	8,089	-	47,377	-	47,377
Interest expense	-	-	-	(6,107)	(37,790)
Loss on settlement of accounts payable	-	-	-	(954,000)	(954,000)
Foreign exchange gain (loss) and other	18,916	(100,954)	(71,702)	(100,954)	153,169
Net loss for the period	$(839,233)	$(1,120,612)	$(2,715,868)	$(3,222,067)	$(5,324,024)
Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.12)	$(0.16)
Weighted average shares outstanding	23,987,475	22,172,332	23,634,961	20,646,706

(a)	Represents the combined results of operations of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Nine Months	Nine Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2005	2004 (a)	2005	2004 (a)	2005

Net loss	$(839,233)	$(1,120,612)	$(2,715,868)	$(3,222,067)	$(5,324,024)

Foreign currency translation	(28,052)	47,969	239,173	17,114	66,668
	__________________	_________________	_________________	_______________	___________________

Comprehensive loss	$(867,285)	$(1,072,643)	$(2,476,695)	$(3,204,953)	$(5,257,356)

(a)	Represents the combined comprehensive loss of Bulldog Nevada and Bulldog BC (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Stated in US Dollars)

			Cumulative
			from September
	Nine Months	Nine Months	23, 1998 (Date
	Ended	Ended	of Inception) to
	May 31,	May 31,	May 31,
	2005	2004 (a)	2005
Cash flows (used in) provided by operating activities:
Net loss	$(2,715,868)	$(3,222,067)	$(5,324,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,286	8,456	105,185
Expenses paid by affiliated company	-	-	301,303
Gain on revaluation of liability for warrants	(537,409)	-	(3,718,909)
Issue of common stock for services during the period	361,700	809,500	1,609,079
Stock option compensation	279,485	224,637	771,754
Loss on settlement of accounts payable	-	954,000	954,000
(Increase) decrease in assets
Amounts receivable	(177,976)	(10,679)	(177,976)
Prepayments to suppliers	(72,600)	(179,000)	(337,735)
Tax credits refundable	-	20,706	-
Inventory	(74,027)	(4,074)	(164,661)
Prepaid expenses	94,007	(60,634)	(51,462)
Increase in accounts payable and accrued liabilities	(165,109)	368,233	530,899
	______________________	______________________	______________________
Net cash used in operating activities	(2,947,511)	(1,090,922)	(5,502,547)
	______________________	______________________	______________________
Cash flows used in investing activity
Purchase of property, plant and equipment	(257,298)	(33,930)	(582,063)
Short term investments	2,197,639	-	(1,194,858)
	_____________________	______________________	______________________
Net cash provided by (used in) investing activities	1,940,341	(33,930)	(1,776,921)
	______________________	______________________	_____________________
Cash flows provided by (used in) financing activities
Loans payable	-	(60,212)	54,500
Issuance of common shares	1,073,288	5,301,468	7,478,065
Shares repurchased	-	(20,000)	(20,000)
	______________________	______________________	_____________________
Net cash provided by financing activities	1,073,288	5,221,256	7,512,565
	______________________	______________________	______________________
Increase in cash	66,118	4,096,404	233,097

Effect of foreign exchange rate changes on cash	1,275	17,911	(119,683)
	______________________	______________________	______________________
Net increase in cash	67,393	4,114,315	113,414

Cash, beginning of period	46,021	24,720	-
	______________________	______________________	______________________
Cash, end of period	$113,414	$4,139,035	$113,414

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,945	$37,790

Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$172,500	$271,000	$443,500
Issuance of shares in settlement of loans payable	$-	$59,000	$59,000
Issuance of shares for services included in prepaid	$114,000	$-	$130,900
Issuance of shares on recapitalization (Note 3)	$-	$796	$796

(a)         Represents the combined cash flows of Bulldog Nevada and Bulldog BC (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to May 31, 2005

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

for the period from September 23, 1998 (Date of Inception) to May 31 , 2005

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

for the period from September 23, 1998 (Date of Inception) to May 31, 2005

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

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to May 31, 2005

(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	97,359	-	-	97,750
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)
	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders' equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services – at $1.50	35,500	35	53,215	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	1,000,000
Stock option compensation	-	-	492,269	-	-	492,269
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder's fee)	2,219,611	2,220	-	-	-	2,220
Issuance of stock for services – at $1.50	69,000	69	103,431	-	-	103,500
Issuance of stock for services – at $1.50	15,000	15	25,335	-	-	25,350
Cancellation of shares	(500,000)	(500)	500	-	-	-
Net loss	-	- -	-	-	1,014,759	(1,014,759)
Foreign exchange translation Adjustment	-	-	-	(72,642)	-	(72,642)
Balance, August 31, 2004	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	2,141,028

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to May 31, 2005

(Unaudited – Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2004 (carried forward)	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	$2,141,028
Issuance of stock for cash on exercise of warrants - at $1.00 (note 6 (i))	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on exercise of warrants - at $1.90 (net of $35,317 finder's fee Note 6 (ii))	309,806	310	552,978	-	-	553,288
Issuance of shares for services - at $2.16 (note 6 (iii))	150,000	150	323,850	-	-	324,000
Adjustment arising on exercise of warrants (Note 6 (ii))	-	-	292,738	-	-	292,738
Issuance of shares for services - at $1.50 ( Note 5)	183,000	183	274,317	-	-	274,500
				-	-
Issuance of shares as settlement - at $1.00 (Note 6 (iv))	12,500	12	12,488	-	-	12,500
Issuance of shares for services - at $1.24 (Note 6 (v))	30,000	30	37,170	-	-	37,200
Stock option compensation (Note 7)	-	-	279,485	-	-	279,485
Net loss	-	-	-	-	(2,715,868)	(2,715,868)
Foreign exchange translation adjustment	-	-	-	239,173	-	239,173

Balance, May 31, 2005	24,047,317	$24,047	$7,191,353	$66,668	$(5,324,024)	$1,958,044

(a)

Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005 and May 31, 2004

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2005, the Company has just recently recognized initial revenues and has consolidated accumulated operating losses since inception of $5,324,024. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company had cash and short-term investments on hand of $1,408,729 at May 31, 2005. Management anticipates that it requires approximately $3.5 million over the next twelve months to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/ or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

	9 months ended May 31
	2005	2004
Net loss, as reported	$(2,715,868)	$(3,222,067)
Deduct: Total stock-based employee compensation expense determined under fair-value based method	(2,106,703)	(66,722)

Pro-forma net loss	$(4,822,571)	$(3,288,789)
Loss per share:
Basic and diluted – as reported	$(0.12)	$(0.16)
Basic and diluted – pro-forma	$(0.20)	$(0.16)

The weighted average fair value of the options granted during the nine-month period ended May 31, 2005 to employees was $1.60 (2004 - $1.98) per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% (2004 – 0%), expected volatility of 186% (2004 - 186%), risk-free rate of 3.63% - 3.86% (2004- 3.07% - 3.64%) and an expected life of 5 years (2004 - 5 years). Such amount is being amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months.

Revenue Recognition

The Company has generated revenue from the provision of consulting engineering services to customers relating to radio frequency design and development and security solutions. Such revenues are recognized as the services are provided.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.

The Company has not yet determined the effect of future implementation of these new standards on its consolidated financial statements.

Note 3	Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one-for-one basis in exchange for 710,000 and 9,081,500 shares of the Company's common stock, respectively. At November 30, 2004, all of Bulldog Nevada's shares had been exchanged while 695,800 of Bulldog BC's common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged. As at May 31, 2005 these shares had not been exchanged.

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

Pro forma results of operations had the acquisition occurred on September 1, 2003 are not materially different then those presented in these consolidated financial statements for the nine months ended May 31, 2004.

Note 4	Short-term Investments

Short-term investments as at May 31, 2005 consist of $650,000 (2004 - $1.0 million) and Cdn$810,000 (2004 – Cdn $3.1 million) held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.6% to 2.3% per annum, maturing on various dates through April 2006.

The Company has an operating line of credit of $450,000 (2004 - $750,000) bearing interest at the prevailing market rate, payable monthly. The line of credit was undrawn as at May 31, 2005. The Company's line of credit agreement is collateralized by the short-term investments.

Note 5	Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003 and 69,000 shares were issued in June 2004. The remaining 183,000 shares were issued during the nine-month period ended May 31, 2005. The Company has recorded, as compensation expense, $102,000 in respect of shares earned by the directors during the nine months ended May 31, 2005 (nine months ended May 31, 2004 - $207,000) under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At May 31, 2005, accounts payable and accrued liabilities are $nil (August 31, 2004 - $172,500) as all common shares have been issued to the directors of the Company.

During the nine months ended May 31 2005, the Company paid a director $6,000 (August 31, 2004 - nil) for services rendered.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 6	Capital Stock

On October 19, 2004, 520,000 share purchase warrants were exercised for gross proceeds of $520,000. Exercise of these warrants did not affect the liability accrual (below) for net cash settlement.

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

In accordance with the Registration Rights Agreement executed in conjunction with the Securities Purchase Agreement dated April 2004, the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the "Effective Date"). The Company is also required to keep the registration statement continuously effective for a period of two years from the Effective Date.  Consequently, the Series A and B warrants issued in connection with the private placement are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19.  Accordingly, the Company initially recorded as a liability the entire proceeds of the private placement. Subsequently, such amount is being re-measured on each balance sheet date based on the fair value of the warrants with the adjustment charged to the Statement of Operations.

As at May 31, 2005, a liability for the fair value of the remaining outstanding warrants of $680,601 was recorded on the balance sheet and $537,409 was recorded as gain on revaluation of liability for warrants subject to registration rights in the Statements of Operations for the nine-month period ended May 31, 2005.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at May 31, 2005: dividend yield of 0% (August 31, 2004 - 0%), expected volatility of 186% (August 31, 2004 – 186%), risk-free interest rate of 3.39% - 3.88% (August 31, 2004 – 3.07% - 3.64%) and an expected life of 3.88 years (August 31, 2004 - 5 years) for the Series A warrants and Nil months for the Series B warrants. The Series B warrants expired during the nine-month period ended May 31, 2005.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a pro-rata amount of the liability will be reclassified to Stockholders' Equity using the Black-Scholes value as of that date.

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

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company's common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 were issued to him on March 11, 2005. The value attributed to the common stock issued to the employee was $324,000 based on the quoted market value of the Company's common stock of $2.16 per share on the agreement date of May 4, 2004. At May 31, 2005 prepaid expenses includes $114,000 in respect of common shares issued to the employee but not yet earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date.

On April 18, 2005 the Company issued 12,500 shares to a former employee as full and final settlement of an employment claim. The shares were valued at $1.00 per share which represents the market price at the date of settlement.

In July 2004, the Company entered into a six-month service agreement to issue 5,000 shares per month for a total of 30,000 shares to be issued. Upon expiry the Company extended the original agreement on a month-to-month basis under the original terms. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributed to the common stock was $25,350 based on the quoted market price of the Company's common stock of $1.69 per share at the agreement date. The Company issued 30,000 shares of common stock during the nine-month period ended May 31, 2005 based on the weighted average market price of $1.24 for services rendered up to the date of termination of the contract.

Note 7	Stock Option Compensation

Stock Options to Non-Employees

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation", which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black-Scholes option pricing model. Stock-based compensation for non-employees is re-measured on each balance sheet date until such options vest. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. Unvested stock options are re-measured on each balance sheet date for the purpose of determining stock option compensation, and are amortised on a straight line basis over the vesting period of 10 months.

As at May 31, 2005, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

As at May 31, 2005
Dividend yield	Nil%
Risk-free interest rate	3.53%
Expected volatility of the market price
of the Company's common stock	186%
Expected life of the options	5 years

Compensation expense is amortized over the vesting period and for the nine-month period ended May 31, 2005, expenses totalling $279,485 were included in Consulting fees and Commission on the Consolidated Statement of Operations.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2002
and 2003	-	$-
Granted	3,885,000	$1.60
Outstanding at August 31, 2004	3,885,000	$1.60
Granted	2,830,000	$1.62
Forfeited	(650,000)	$1.65
Outstanding at May 31, 2005	6,065,000	$1.60
Exercisable at May 31, 2005	1,629,167	$1.58
Exercisable at August 31, 2004	277,500	$1.34

A summary of the common share options exercisable and outstanding at May 31, 2005 is as follows:

Outstanding Number	Exercise Price	Expiry Date	Exercisable Number
175,000	$0.50	February 25, 2009	175,000
150,000	$2.20	May 4, 2009	150,000
50,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	40,000
2,760,000	$1.60	August 5, 2009	727,500
50,000	$1.64	August 5, 2009	40,000
1,900,000	$1.60	December 16, 2009	300,000
100,000	$1.60	December 22, 2009	50,000
780,000	$1.70	January 25, 2010	86,667
50,000	$1.15	March 14, 2010	10,000
6,065,000			1,629,167

Employee Stock Option Plan

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise prices equals or exceeds the fair market values of the Company's common stock on the respective dates of grant in 2004.

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

In December 2004 the Company granted 2,000,000 stock options to certain employees, consultants and directors, with an exercise price of $1.60 per share. In January 2005, the Company granted 780,000 stock options to certain employees at $1.70 per share. In March 2005, the Company granted 50,000 stock options to a consultant with an exercise price of $1.15 per share.

Warrants

The following table summarizes the number of fully exercisable warrants transactions during the nine-months ended May 31, 2005:

	Number of Warrants	Weighted Average Exercise Price
Balance September 1, 2004	2,184,708	$2.27
Exercised	(520,000)	$1.00
Exercised	(309,806)	$1.90
Expired	(800,000)	$2.25
Balance May 31, 2005	554,902	$3.50

A summary of share purchase warrants outstanding at May 31, 2005 is as follows:

Number	Exercise Price	Expiry Date	Warrant Type
554,902	$3.50	April 15, 2009	Series A warrants

Note 8	Property, Plant and Equipment

	As at May 31, 2005	As at August 31, 2004
Computer equipment	$100,994	$60,415
Engineering equipment	165,679	11,924
Furniture, fixtures and office equipment	111,197	79,506
Leasehold improvements	108,129	103,368
Trade show fixtures	19,380	17,319
Moulds	77,046	42,689
	582,425	315,221
Less: Accumulated depreciation	(97,480)	(36,382)
	$484,945	$278,839

Note 9	Commitments

The Company entered into an agreement to lease new premises in Boulder, Colorado, with lease commencing on December 1, 2004 and expiring on December 1, 2007. The minimum annual lease payments over the term of the lease are summarized as follows:

Lease year ending December 1	$

2005	23,859
2006	32,400
2007	33,360

The above amounts represent the commitments for basic rent. The cumulative lease costs are being amortized on a straightline basis and charged to expense over the term of the lease. Subsequent to May 31, 2005 the obligations of this lease have been assumed by a third party (Note 10).

Note 10	Subsequent Events

In June 2005, the Company relocated its radio frequency unit to its Head Office in Canada after the mutual termination of the engineering services agreement with Goliath Solutions LLC ("Goliath") dated January 11, 2005. Goliath accounted for 100% of revenue recognized for the nine-month period ended May 31, 2005. As part of the termination agreement, effective June 24, 2005 Goliath agreed to assume the lease obligation on the premise in Boulder, Colorado (Note 9).

Note 11	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at May 31, 2005. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 12	Comparative Figures

Certain prior year figures have been reclassified to conform with the current year's presentation.

Item 2.	Management Discussion and Analysis and Plan of Operation.

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

Overview

Our business involves the development, manufacture and sale of the Bulldog Online Security Systems, which we brand as "BOSSTM", designed to detect and monitor cargo theft from containers, tractor-trailers and cargo vans, and allow the recovery of stolen assets when prevention is not possible. We have developed various BOSS systems for use with the different configurations and types of transport vehicles used in the supply chain. For swing door trailers and shipping containers, we have developed the Road BOSS External product which can be used as an add-on to existing fleet tracking systems, or as a stand alone system which provides security status and position location capabilities. We have also developed the equivalent system for roll door trailers and delivery van type trucks, called the Road BOSS Internal. For securing trailers and containers in ports and storage yards, we have developed the Yard BOSS system, which monitors and controls all door opening activities, within the yard environment. For liquid or semi-liquid, material transportation in tanker trucks, we have also developed the Tanker BOSS system, which monitors all of the filling and access points of a tanker type truck, and reports this information over a satellite based monitoring system.

We have also broadened our design capability with the creation of the radio frequency design unit. The unit has been involved in the development of Bulldog proprietary radio products, which have resulted in functionality enhancements to the Road BOSS product, and significant reductions in manufacturing costs. Along with the product enhancement work, we have also developed advanced sensor monitoring and radio frequency identification, (RFID) tags, which allow Bulldog customers to monitor additional information, such as load temperature and asset location, with their existing Bulldog security monitoring systems. The RFID and sensor monitoring products complement our existing BOSS product lines allowing our company to offer a complete one-stop shop to our customers for all their asset tracking, protection and security needs.

We started the radio frequency design unit, on November 15, 2004, by hiring a team of engineers with experience in radio frequency design and development, which was located in Boulder, Colorado. In June 2005, we made a business decision to consolidate and relocate our assets in Boulder, Colorado office to our main facility in British Columbia, Canada. Our analysis concluded that the business benefits would include substantial reduction in operating expenses arising from consolidation of activities. In addition, our radio frequency engineers would be strategically located at our British Columbia facility which facilitates a more cohesive integration and added functionality to our existing security offerings. We entered into a mutual termination agreement with Goliath Solutions LLC which involves Goliath engaging the employees we employed in our Boulder location and assuming the lease of the office premises in Boulder. We believe that it is in the best interest of our company to centralize our assets and human resources in one location for more effective control and monitoring of the radio frequency design and development activity and to reduce operating costs.

General - Explanation of Comparative Periods

We acquired Bulldog BC and Bulldog Nevada effective on November 10, 2003. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog BC and Bulldog Nevada controlled approximately 51% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog BC and Bulldog Nevada. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a re-capitalization of Bulldog BC and Bulldog Nevada.

Accordingly, the historical financial statements and financial information presented in this quarterly report prior to the share exchange are those of Bulldog BC and Bulldog Nevada.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $3,500,000 on our BOSSTM product business during the twelve-month period ending May 31, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase plant and machinery. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$506,000
Research and Development	300,000
Manufacturing and Engineering	200,000
General and Administrative	870,000
Salaries and Wages	1,514,000
Total Operating Expenses	3,390,000
Capital expenditures	110,000
Total	$3,500,000

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock, and Series A and Series B share purchase warrants to purchase up to 1,664,708 shares of our common stock, for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees)

were $4,694,468. The 554,902 Series A share purchase warrants are exercisable at $3.50 per share for a period of five years, and the 1,109,806 Series B share purchase warrants were exercisable at $2.25 per share until February 5, 2005. As an inducement to early exercise, we temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. All other terms and conditions of the warrants remained unchanged. On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. We paid a cash placement fee of $35,317 to the placement agent who originally identified the investors in April, 2004. The balance of the 1,109,806 Series B share purchase warrants expired. The portion of the private placement representing value (as determined by the Black-Scholes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to US generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at May 31, 2005 was $680,601.

We have earned initial revenue from sales of our BOSSTM systems and consulting services. We have revenue of $243,088 during the nine month period ended May 31, 2005 earned from RFID consulting. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our BOSSTM systems and our tanker truck security systems (currently in development) within the next six months, but we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

We have entered into a Mutual Termination Agreement with Goliath Solutions LLC on June 24, 2005 to terminate the Engineering Services Agreement dated January 11, 2005. We expect this to have a positive impact on our operating costs through the combination of redundant functions.

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

Sales and Marketing

We are targeting four major vertical markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government. We are focused on selling our products to the manufacturers of goods in three of those commercial segments. Government sales will be handled on a direct basis. Currently, we are working on business opportunities in the United States of America, Latin America and Canada. We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and are signing up new distributors, resellers and sales agents. We plan to increase our sales force to target sales in the cargo transportation sector and US homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects with the expectation of those pilots becoming active opportunities in the next six months. Equally important, we are using the Internet as a marketing tool and in this regard we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $506,000 during the twelve-month period ending May 31, 2006 on sales and marketing activities such as trade shows, conducting pilot projects and advertising.

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

- Asset management products. We have commenced work on integrating long range radio frequency identification products into our security solutions, which will allow our security systems to be operationally combined with asset management systems with the view to providing increased functionality and a better return on investment model.

- Tanker Security System. We are planning on continuing additional functionality development on our tanker security system, which allows for the monitoring of liquids transported in industrial tanker trucks.

- Sensor Monitoring Products. We have leveraged our design competencies in radio frequency identification with the standardization of Zigbee to create asset monitoring tags which can give our customers the ability to monitor asset location, temperature, and other valuable sensor information with our monitoring infrastructure.

We anticipate expending approximately $300,000 during the twelve-month period ending May 31, 2006 on research and development activities on the BOSS product line.

Radio Frequency Engineering

We will continue to invest in engineering equipment and human resources to further develop our radio frequency design and development capabilities. We have already invested $150,000 in engineering equipment. We have increased our rented premises by 2575 sq. ft. at 11120 Horseshoe Way, Richmond, British Columbia, Canada to house the radio frequency unit in one building. We are in the process of expanding our complement of radio frequency engineering staff to provide both in-house and consultancy services that support our core business. This increased effort in radio frequency design will continue to yield decreased manufacturing costs, and increased product functionality.

Manufacturing and Engineering

We expect to spend $200,000 during the twelve-month period ending May 31, 2006 on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new or improved products namely the Mini BOSSTM, Stock BOSSTM, Road BOSSTM and Tanker BOSSTM. As part of our concerted effort to reduce the cost of our products, we are designing our own key components such as radio transmitter, using our in-house engineering expertise.

General and Administrative Expenses

We expect to spend $870,000 during the twelve-month period ending May 31, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Capital Expenditure

We intend to invest $110,000 during the twelve-month period ending May 31, 2006 in laboratory and testing equipment, computer software, and manufacturing equipment.

Employees

We expect that we will expend $1.51 million in salaries during the twelve months ending May 31, 2006. We currently employ 27 employees. We intend to increase our engineering and marketing staff in tandem with our business programs.

Future Operations

We have incurred accumulated losses of approximately $5.3 million from inception in September, 1998 through May 31, 2005.

As noted above, the management of our company projects that we require approximately $3.5 million to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending May 31, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings. As at May 31, 2005 we have working capital of $2,153,700 (excluding $680,601 of liability attributable to the warrants issue in connection with the April 2004 private placement as discussed above) and cash and short-term investments of $1,408,729. As such we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after September 1, 2006.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after

December 16, 2004.

We have not yet determined the effect of future implementation of these new standards on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $5,324,024 from the inception of Bulldog BC to May 31, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at May 31, 2005 we had a working capital of $2,153,700 (excluding $680,601 of liability attributable to the warrants issued in connection with the April 2004 private placement), largely as a result of completing the private placement in April 2004 which raised net proceeds of $4,694,468, and the exercise of certain warrants resulting in gross proceeds of $1,108,605. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock Options

We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure", require our company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. We have elected to continue to account for stock based compensation to employees under APB No. 25.

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

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our April 2004 private placement. In accordance with Emerging Issues Task Force Issue 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the subject warrants being exercised, expired or June 2, 2006 (the date upon which our obligations under the Registration Rights agreement lapse).

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our Statement of Operations. At May 31, 2005, the value recognized on our consolidated balance sheet in respect of such warrants was $ 680,601. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to equity at the Black-Scholes value on that date. During the nine months ended May 31, 2005, $537,409 was recognized as a gain in our Statement of Operations reflecting a reduction in the estimated liability.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which subject to management's judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

Revenue Recognition

We have recognized revenue from provision of consulting engineering services to customers relating to radio frequency design and development and security solutions. Such revenues are recognized as the services are provided.

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by us in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three and nine-month periods ended May 31, 2005, are not necessarily indicative of the results to be expected for the year ending August 31, 2005. These unaudited statements should be read in conjunction with the audited financial statements of Bulldog Nevada and Bulldog BC which were included in our Annual Report filed under Form 10-KSB on November 29, 2004.

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

Our company has had negative cash flows from operation as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $3.5 million to carry out our business plan for the twelve months ending May 31, 2006. We have cash and short term investments of $1,408,729 at May 31, 2005 which is insufficient to satisfy the cash requirements for the next twelve months. We have appointed an investment banker to advise and raise the necessary equity financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements.

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

There is a high risk of business failure due to the fact that we have not achieved any sales of our BOSSTM product lines.

Although we have completed the design and development of our Bulldog Online Security Systems, there is no assurance that we will be able to successfully develop sales of our systems. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of our Bulldog Online Security Systems products. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

Since inception through May 31, 2005, we have incurred aggregate net losses of $5,324,024, and we had cash and short-term investments of $1,408,729 as at May 31, 2005. We also incurred losses from operations for each of the years ended August 31, 2002, 2003 and 2004. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to start generating revenues from the sale of our products during the next six months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

In their report on our annual consolidated financial statements for the year ended August 31, 2004 our independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our operating and capital expenses over the next twelve months.

Unless we can establish significant sales of our current products, our business may fail.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our online security system. Our company has been granted a patent in the US, and has filed an international application claiming priority from the US patent with the International Bureau of the World Intellectual Property Organisation under the Patent Cooperation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The PCT patent application is in good standing and is currently pending. We have also the domain name www.bulldog-tech.com. We have not taken any other action to protect our proprietary technology and proprietary computer software. If any of our competitors copies or otherwise gains access to our proprietary technology or software or develops similar technologies independently, we would not be able to compete as effectively.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our company's chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog BC claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog BC filed a Statement of Defence and Counterclaim. Bulldog BC's defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Bulldog BC's counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment. Accordingly, we are seeking an order that Reliability return 200,000 shares of our common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

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

In early May 2004, Ronald G. Cranfield put our company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us. Mr. Cranfield is seeking the issuance to himself of 19,500 shares of our company's common stock, as well as distribution rights of our products in Japan and Korea. To date, we have not been served with a formal demand in writing. We are of the view that no agreement was ever entered into between our company and Mr. Cranfield.

On December 20, 2004, 635002 B.C. Ltd. commenced an action against our company in the Provincial Court of British Columbia (Small Claims Court), Richmond Registry File Number 204-18983. 635002 B.C. alleges breach of contract in connection with a Display Rental Agreement dated May 19, 2000 between Sign-O-Lite, Division of 32262 B.C. Ltd. and our company, which agreement was assigned by Sign-O-Lite to 635002 B.C. 635002 B.C. is suing for a total debt of $1,442.91. We filed a Reply to the Notice of Claim on January 4, 2005, as we believe that there is no substantive merit to the claim made by 635002 B.C. We intend to vigorously defend the action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On March 14, 2005, we issued 183,000 shares of our common stock to two directors of our company pursuant to directors services agreements. We issued the shares in an offshore transaction to two non-U.S. persons relying on Section 4(2) or Regulation S promulgated under the Securities Act of 1933.

On March 14, 2005, we issued 75,000 shares of our common stock to one employee of our company pursuant to an employment agreement. We issued the shares in an offshore transaction to a non-U.S. person relying on Section 4(2) or Regulation S promulgated under the Securities Act of 1933.

On April 18, 2005, we issued 12,500 shares of our common stock to a former employee of our company pursuant to a settlement agreement. We issued the shares in an offshore transaction to one non-U.S. person relying on Regulation S promulgated under the Securities Act of 1933.

On each of April 27, 2005 and May 18, 2005, we issued 15,000 shares of our common stock to one consultant, who was an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We issued the shares as consideration for services provided to our company.

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

AS Capital Partners, LLC

SRG Capital, LLC

Spectra Capital Management, LLC

Basso Equity Opportunity Holding Fund Ltd.

Basso Multi-Strategy Holding Fund Ltd.

Truk Opportunity F

10.22        Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn. (8)

10.23	Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon. (8)

10.24        Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc. (8)

10.25	Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald. (8)
10.26	Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski. (8)
10.27	Employment Agreement dated July 7, 2004 with James McMillan. (9)
10.28	Employment Agreement dated July 7, 2004 with Darrel Huskey. (9)
10.29	Employment Agreement dated July 14, 2004 with Pat Donohue. (9)
10.30	Form of Stock Option and Subscription Agreement with the following: (9)
	Name	Number of Options
	Brett Millar	50,000
	Charles Miller	50,000
	Darrel Huskey	450,000
	Pat Donohue	300,000
10.31	Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc. (9)
10.32	Form of Stock Option and Subscription Agreement with the following: (9)
	Name	Number of Options
	John Cockburn	825,000
	James McMillan	600,000
	Heetor Robin Wald	300,000
	Jan Roscovich	300,000
	Matthew Yoon	150,000
	Valery Krutov	180,000
	Volodmymyr Lyaskalo	75,000
	Sam Raich	180,000

10.33	Amendment Agreement dated August 1, 2004 with James McMillan. (9)
10.34	Amendment Agreement dated August 1, 2004 with Darrel Huskey. (9)
10.35	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn. (9)
10.36	Amendment Agreement dated August 1, 2004 with Matthew Yoon. (9)
10.37	Amendment Agreement dated August 8, 2004 with Pat Donohue. (9)
10.38	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer. (9)

10.39        Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc. (9)

10.40	Distribution Agreement dated September 24, 2004 with Phase II Financial. (9)
10.41	Employment Agreement dated October 28, 2004 with Mark Stoochnoff. (9)
10.42	Employment Agreement dated November 15, 2004 with Richard Booth. (10)
10.43	Employment Agreement dated November 15, 2004 with Gordon Hardman. (10)
10.44	Employment Agreement dated November 15, 2004 with Michael Carpenter. (10)
10.45	Employment Agreement dated November 15, 2004 with John Pyne. (10)
10.46	Form of Stock Option and Subscription Agreement with the following: (10)
	Name	Number of Options
	Denis Beaudoin	300,000
	Richard Booth	300,000
	Gordon Hardman	300,000
	Michael Carpenter	300,000
	John Pyne	300,000
	Brett Millar	50,000
	Boo Jock Chong	50,000
	Alan Atkinson	300,000
	Jose Rueda	150,000
10.47	Form of Stock Option and Subscription Agreement with the following: (10)
	Name	Number of Options
	Michael Molina	50,000
	Steven Flores	100,000
10.48	Engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC (11)
10.49	Form of Stock Option and Subscription Agreement with the following: (11)

	Name	Number of Options
	Alexander Lashkov	80,000
	Robert Dierker	50,000
	Aaron Hei Ying Mak	100,000
	Renato Kwan	50,000
	Jessica Glass	30,000
	Jerald M. Quadros	60,000
	Mark Stoochnoff (1)	300,000
	Kristina Beach	20,000
10.50	Form of Stock Option and Subscription Agreement with the following: (11)
	Name	Number of Options
	Laura Baun (1)	30,000
	Jon Garcia (1)	30,000
	Joe C. Martinez (1)	30,000
10.51	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin (11)
10.52	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin (11)
10.53	Option cancellation agreement dated April 4, 2005 with Jose Rueda (11)
10.54*	Termination agreement dated April 27, 2005 with James McMillan
10.55*	Settlement agreement dated April 15, 2005 with Alexander Potter
10.56*	Mutual Termination Agreement dated June 24, 2005 with Goliath Solutions LLC
(21)	Subsidiaries of Bulldog Technologies Inc.

Bulldog Technologies (BC) Inc. (incorporated in British Columbia)

(31)	302 Certifications

31.1*       Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	906 Certifications

32.1*       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)      Incorporated by reference from our Form SB-2 that was originally filed with the commission on September 28, 2002.

(2)	Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.
(3)	Previously submitted with our Current Report on Form 8-K filed on November 4, 2003.

(4)      Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003.

(5)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.
(6)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.
(7)	Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.
(8)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.
(9)	Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.
(10)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.
(11)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 15, 2005

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn

John Cockburn, President and Chief Executive Officer

(Principal Executive Officer)

Date: July 15, 2005

By: /s/ Matthew S.K. Yoon

Matthew S.K. Yoon, Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: July 15, 2005