Form 10KSB
period 2005-08-31
BULLDOG TECHNOLOGIES INC
filed 2005-11-28
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number  000-50321

Bulldog Technologies Inc.
(Name of small business issuer in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Place, Suite 301 – 11120 Horseshoe Way Richmond, British Columbia, Canada	V7A 5H7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.271.8656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

State issuer’s revenues for its most recent fiscal year.  $322,924

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

19,787,941 common shares at $0.95(1) per common share = $18,798,543

(1) Average of the bid and asked price on November 1, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

24,047,317 common shares issued and outstanding as of November 1, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No ☒

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

As used in this annual report, the terms "we", "us" and "our" mean Bulldog Technologies Inc., formerly Northward Ventures, Inc., the term "Bulldog BC" refers to Bulldog Technologies (BC) Inc., a British Columbia, Canada corporation, and the term "Bulldog Nevada" refers to Bulldog Technologies Inc., a Nevada corporation.

Business Development During Last Three Years

We were incorporated under the laws of the State of Nevada on June 18, 2002, under the name Northward Ventures Inc. On November 12, 2003, we changed our name to Bulldog Technologies Inc. Until we entered into the acquisition with Bulldog Technologies (BC) and the merger with Bulldog Technologies (Nevada), our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. We did not undertake any exploration activity on the North Manchester Property and have abandoned this property.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Acquisition of Bulldog Technologies (BC) and Merger with Bulldog Technologies (Nevada)

On October 28, 2003, we entered into the following agreements:

- Agreement and Plan of Merger among Northward Ventures, Bulldog Technologies (Nevada), Bulldog Acquisition Corp. and John Cockburn; and

- Share Purchase Agreement among Northward Ventures, Bulldog Technologies (BC) (then known as Bulldog Technologies Inc.), John Cockburn and certain minority shareholders of Bulldog Technologies (BC).

Bulldog Technologies (BC) was incorporated under the laws of the Province of British Columbia on September 23, 1998. Bulldog Technologies (Nevada) was incorporated under the laws of the State of Nevada on January 18, 2000.

At the time we acquired Bulldog Technologies (BC), it carried on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Technologies (Nevada) was incorporated primarily to facilitate the financing of Bulldog Technologies (BC), and its primary asset consisted of an inter-corporate loan to Bulldog Technologies (BC) that was outstanding in the amount of $1,122,197 as at August 31, 2003. Mr. John Cockburn was the sole officer, director and the principal shareholder of each of Bulldog Technologies (BC) and Bulldog Technologies (Nevada). Other than the loan from Bulldog Technologies (Nevada) to Bulldog Technologies (BC), there was no direct legal relationship between the two companies.

Bulldog Acquisition Corp. was incorporated under the laws of the State of Nevada on October 24, 2003. Bulldog Acquisition was a wholly owned subsidiary of our company and was incorporated for the purposes of completing the merger with Bulldog Technologies (Nevada).

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

Merger with Bulldog Technologies (Nevada)

The merger of Bulldog Technologies (Nevada) and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired all of the 9,081,500 issued and outstanding shares in Bulldog Technologies (Nevada) in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Technologies (Nevada). The stockholders of Bulldog Technologies (Nevada) were entitled to receive one share of our common stock for each share of Bulldog Technologies (Nevada). After the merger closed on November 10, 2003, Bulldog Technologies (Nevada) became our wholly-owned subsidiary.

Merger with Bulldog Acquisition

On November 7, 2003, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary whereby we merged Bulldog Acquisition Corp. with and into our company. As part of this merger, we changed our name from “Northward Ventures, Inc.” to “Bulldog Technologies Inc.” to reflect our newly acquired business.

Acquisition of Bulldog Technologies (BC)

On November 10, 2003, we also completed the acquisition of 695,800 of the shares of Bulldog Technologies (BC) in exchange for issuing 695,800 shares of our common stock, leaving 14,200 common stock of Bulldog Technologies (BC) still to be exchanged, pursuant to the share exchange agreement. The stockholders of Bulldog Technologies (BC) were entitled to receive one share of our common stock for each share of Bulldog Technologies (BC). After the acquisition closed on November 10, 2003, Bulldog Technologies (BC) became our subsidiary. We are planning on acquiring the balance of the shares of Bulldog Technologies (BC) from the one remaining shareholder. Any such acquisition is not expected to result in a significant cash payment by us. As at August 31, 2005, we own 708,000 shares of Bulldog Technologies (BC).

Recapitalization

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog Technologies (BC) and Bulldog Technologies (Nevada) controlled approximately 51% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog Technologies (BC) and Bulldog Technologies (Nevada). Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog Technologies (BC) and Bulldog Technologies (Nevada).

Accordingly, the historical financial statements and financial information presented in this annual report prior to the share exchange are those of Bulldog Technologies (BC) and Bulldog Technologies (Nevada).

Business of Bulldog

Our business is the development, manufacture and sale of the Bulldog Online Security Systems, which we refer to as “BOSS”, designed to prevent cargo theft from cargo containers, tractor-trailers, cargo vans, tanker trucks, storage year containers and other cargo transportation and storage equipment.

To date, we have several BOSS product lines, which provide the company with the ability to tailor a yard or road based security system to the exact needs of the individual customer.

- The Yard BOSSTM - This system is designed for security of storage yard containers that alerts on site security personnel in the event of theft or tampering. The system consists of a RB-210 transmitter which houses motion and opening detection sensors. The system securely locks onto the locking rod of the cargo container or trailer. If unauthorized entry or movement occurs, the RB-210 transmits a radio signal to the base station receiver which alerts security personnel of the security breach. This system can also be integrated into a user’s localized alarm system to provide the protection during non-business hours. The system is portable and reusable and can be easily disarmed, removed, reattached and reactivated in a yard or storage area. This portable external unit for cargo containers or tractor trailers provides yard security personnel the ability to monitor the movement and door seal of parked cargo trailers or containers.

- The Road BOSSTM External - This system attaches to the locking-rods of cargo trailers and containers while in transit or storage. The system for use on trucks alerts the driver, by way of a remote receiver carried by the driver, in the event someone attempts to access the cargo. This system uses the same RB-210 transmitter, but communicates with a receiver located in the truck. The RB-210 secures a cargo container or tractor trailer while in transit. This system is configured to interface with the existing tractor or trailer global positioning system (GPS) and telematics systems. A telematics system is a system that, through the use of telecommunications, transmits information or controls equipment. The Road BOSS External integrates with satellite tracking and asset tracking systems to provide information regarding door-seal integrity and detailed time and location reports on trailers. The system can be monitored from a central dispatch.

- The Road BOSSTM External II - This system uses a long range RB-600 transmitter and an internal global positioning system (GPS). This transmitter attaches to the locking rods in the same manner as the original Road BOSS External system, but transmits its signal to GSM type cellular phone towers using the same GPRS data communications protocol as standard data enabled cell phones. GSM cellular networks supporting GPRS data devices are nearly globally deployed, allowing the system to be utilized in most countries. The Road BOSS External II provides the same level of security as the original Road BOSS External, but by combining the data transmitter, security device and GPS receiver into one device the deployment costs are reduced by approximately 70%.

- The Road BOSSTM Internal - This consists of a fixed internal transmitter (RB-300) that simultaneously monitors multiple roll-up and sliding doors, preventing unauthorized entry and intrusion. This system is designed to alert the driver through a mobile receiver should a thief attempt to enter, move, or remove items from the delivery vehicle. This system can be configured for use with the existing tractor or trailer global positioning system (GPS) and telematics systems, a stand along mobile receiver, or Yard BOSS secure lot systems. The RB-300 provides the ability to monitor multiple doors, and allows for monitoring without alerting would-be thieves to its presence.

- The Road BOSSTM Internal II – This system consists of a fixed internal transmitter that simultaneously monitors multiple roll-up and sliding doors, preventing unauthorized entry and intrusion. This system contains our internal gpsOne hybrid cellular global positioning system (GPS) determination technology and a CDMA based data transmitter, which allows position and security data to be sent directly from the monitoring device to Sprint’s commercial cellular network. These signals are relayed to our backend software monitoring application, and allows dispatchers and security personnel the ability to monitor the security and location of their fleet.

- The Tanker BOSSTM - The Tanker BOSS System consists of an in-truck control unit, the RP-400 and three types of sensor units, which monitor liquid (i.e. fuel) level, liquid (i.e. fuel) flow, and access tampering (for hatches, covers or other access points). The RP-400 monitors a large number and combination of sensors, without the need for extensive customization. It contains advanced motion based intelligence to compensate for differential liquid (i.e. fuel) levels during vehicle motion. The RP-400 easily interfaces with existing global positioning system or vehicle tracking systems via a digital interconnect and supports network arming and disarming, providing operations management complete control overall liquid (i.e. fuel) movement.

- Bulldogs BOSS Tracker AVL and security monitoring application is a web based mapping and seal monitoring application accessible to Bulldog customers with a standard web browser. The BOSS Tracker application allows users to monitor location and security of critical shipments from any internet enabled personal computer.

- Mini BOSSTM System - The system is a battery operated, miniature (4.5” x 2.75” x 1.75”), covert tracking device which can be concealed in valuable cargo and activated when required. The Mini BOSS device supports the gpsOne positioning technology which combines increased sensitivity Assisted Global Positioning, (AGPS), with cell tower triangulation. The gpsOne protocol provides four modes of position determination using enhanced sensitivity GPS, cell tower triangulation, or hybrid combinations of both on Sprint’s commercial CDMA cellular network. By using the global positioning system (GPS) the Mini BOSSTM covertly enclosed in valuable cargo can provide a location of the cargo even when it is located inside a shipping van, trailer or commercial warehouse. In the case of cargo theft this allows law enforcement to recover the lost cargo, and in normal operations this system affords users the ability to track their cargo even when it is carried by third party companies.

- Zigbee RFID/ Sensor monitoring Tags. - We are currently deploying long range active Zigbee RFID/Sensor monitoring tags. The Zigbee protocol allows for very efficient wireless sensor monitoring applications, where tags can operate for several years off of small inexpensive batteries. It also makes it possible for our sensor monitoring products to interface into other monitoring networks and products already in operation in the commercial supply chain. The integration of industry standards allows for the development of applications that can actively monitor any form of sensor compliant with the asset management protocol used in the supply chain.

Technology

The Road BOSS is a rugged, compact, portable security system that protects cargo while “on the road.” The Road BOSS sends seal and asset location status to dispatch using commercial GSM/SPRS networks. These security updates and alarms are available to operators and dispatch at any location with Internet access. The Road BOSS interfaces with fleet management systems, to provide trailer seal integrity, and vehicle security when the trailer is in transit or away from a secure yard. The Road BOSS allows dispatch, operators and customs agents to monitor trailer status and load security from anywhere in the world with a personal computer and internet access.

The Road BOSS utilizes motion, vibration and contact sensors and power efficient transmitters to create a low maintenance, relatively indestructible, user-friendly security product.

The Yard BOSS product is a complementary system that allows for securing loads and monitoring seal integrity when the trailer is being stored in an equipped yard. The Yard BOSS utilizes contact sensors, and motion sensors to alert yard security personnel to any tampering. The Yard BOSS integrates with a monitored alarm system and can be interfaced with rooftop sirens and yard lights.

The Road BOSS and Yard BOSS form a complementary pair of products allowing operators and dispatchers of all sizes to secure their valuable cargo from the time it is loaded into a container, until it is delivered to its final destination.

In addition, the MiniBOSS is a covert tracking device that can be concealed in valuable cargo and enables lost or stolen cargo to be tracked and recovered by the owners using enhanced sensitivity GPS, cell tower triangulation on a commercial CDMA cellular network.

Intellectual Property

On March 21, 2005, our company was granted a patent for a security/tracking device that attaches to the rear locking rods of cargo containers or tractor-trailers by the United States Patent and Trademark Office. The patent outlines a solution which provides continuous feedback on security status to a receiving device, be it a device connected to a monitoring network or a mobile pager device. This unique technology is employed throughout our BOSSTM portfolio of industry-leading wireless cargo security devices for the supply chain. The patent represents that our company has the exclusive right to have a device attached to the locking bars of a container or tractor-trailer, with or without global positioning system (GPS) services transmitting security data to a monitoring receiver or mobile pager.

Our company has filed a patent application in the United States, and an international application claiming priority from the United States application with the International Bureau of the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The Patent Cooperation Treaty patent applications are in good standing and are currently pending.

We rely on trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information.

Bulldog has also filed a patent for its Tanker BOSS product in the US and plans to pursue the patent globally claiming priority from the US patent. This patent will cover the use of Bulldogs proprietary tamper bolt technology and the use of a wired system that monitors fuel level, flow and tampering.

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

Production, Assembly and Installation

All manufacturing of our products are sub-contracted. The transmitter receiver boards are procured in the United States and shipped to our local manufacturer in British Columbia. Alican Mould & Plastics of Richmond, British Columbia manufactures the housing units and ships them to a local manufacturing plant for the assembly, where they are combined with our proprietary circuit boards, battery pack, tested and packaged. The completed units are sent to us for inventory or shipped directly to the customer, reseller, or value added reseller (VAR).

We typically assist the customer or provide instructions to the customer for the installation of our products. We intend to seek contracts with security companies throughout North America to install the Yard BOSS System. The security companies that we intend to target will gather information for the yard in which an installation is to be done, and install the Yard BOSS System once the contract is in place. The installation will include the base station, server based monitoring software sensor units.

After Sales Service

Defective products are shipped back to the factory where a determination will be made as to whether the repair is covered under warranty or on a cost plus basis. The product is repaired and shipped to the dealer or customer directly. Our management is planning to establish additional security depots to address after sales warranty service and to provide repair service for the units. Our management intends to produce a service manual and send the manuals to service depots to ensure that personnel are fully capable at servicing the products.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products. Warranty service will be provided from our head office during the initial stages of our development.

Employees

As at November 1, 2005, we employed 33 people, 7 of whom are engaged in marketing and sales, 18 in research, development, and customer support, and 8 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent. We expect that we will spend $1.905 million in salaries during the twelve months ending August 31, 2006.

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ending August 31, 2005 and August 31, 2004:

2005 - $567,347

2004 - $316,655

Our cumulative engineering, research and development expenses, net of tax credits received from the Government of Canada under its Scientific Research and Experimental Development program, for the period from the date of inception on September 23, 1998 to August 31, 2005 was $1,186,493. We are no longer eligible for refundable tax credits under such program.

These expenses were incurred in the development of our BOSS Online Security Systems. We expect that our annual research and development expenses will continue to increase as we complete work on other products that are currently in development.

We are planning to continue our research and development on the following new products:

- Commercial Vehicle/Cargo tracking. We have completed the integrating of the gpsOne hybrid global positioning system (GPS) protocol into our existing security systems, but the service is currently only available on Sprint’s North American network. We are also working with various GSM based Assisted global positioning system (AGPS) capabilities as well. GSM is the globally deployed cellular technology, and by completing this technology development, we will open global markets to our products, as well as continue to reduce cost and improve functionality.

- Automated Vehicle Location, (AVL) software. We have completed the integration of our new gpsOne global positioning system devices into its proprietary security and asset management application, and we will continue to improve the functionality of this software offering as well.

- Asset management products. We have commenced the commercial deployment of our integrated long range radio frequency identification products, and will continue the research and development effort to support emerging wireless communication standards, such as Zigbee which will allow our security systems to be operationally combined with asset management systems with the view to providing increased functionality and a better return on investment model.

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

Radio Frequency Engineering

We will continue to invest in engineering equipment and human resources to further develop our radio frequency design and development capabilities. We have already invested approximately $140,000 in engineering equipment. We have increased our rented premises by 2575 sq. ft. at 11120 Horseshoe Way, Richmond, British Columbia, Canada to house the radio frequency unit in one building. We are in the process of expanding our complement of radio frequency engineering staff to provide both in-house and consultancy services that support our core business. This increased effort in radio frequency design will continue to yield decreased manufacturing costs, and increased product functionality.

Sales and Marketing

We are targeting four major primary markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government. We are focused on selling our products to the manufacturers of goods in three of those commercial markets. Government sales will be handled on a direct basis. Currently, we are working on business opportunities in the United States of America, Latin America and Canada. We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and anticipate engaging new distributors, resellers and sales agents. We plan to increase our sales force to target sales in the cargo transportation sector and United States homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects with the expectation of those pilots becoming active opportunities in the next six to twelve months. Equally important, we are using the internet as a marketing tool and accordingly, we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $506,000 during the twelve-month period ending August 31, 2006 on sales and marketing activities such as trade shows, conducting pilot projects, advertising and other marketing activities.

Strategic Relationships

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

On April 13, 2004, we announced that Energy Control Systems, a company engaged in the development and implementation of petroleum related management and control technology, had entered into a contract to jointly develop a security system to prevent the theft and tampering with petroleum products while being transported in medium and heavy duty trucks. The security system, still in the development stage, is being designed specifically for petroleum tanker trucks, and is anticipated to be marketed as the Bulldog Road BOSS 400 (RB-400). It is expected that the RB-400 will integrate with our sensor monitoring security platform and software. Under the agreement, we will own all intellectual and other property rights for the newly developed product. We have also entered into a three year Distribution Agreement with Energy Control Systems for distribution rights of the RB-400 in Saudi Arabia, United Arab Emirates, Oman, Kuwait, Qatar, Lebanon, Egypt and Jordan. We will retain exclusive marketing rights in all other markets.

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

Pursuant to a resellers agreement between our company and Satamatics, Inmarsat D+ Satellite Service Provider, a satellite data services provider, Satamatics has agreed to integrate and sell its SAT101 product with our Road BOSSTM and Tanker BOSSTM products. The integration of the SAT101 with our products permits our company to communicate security data across a global satellite infrastructure in markets such as Latin America and the Middle East, which markets require a global satellite data solution.

On February 23, 2005, our company signed of a Letter of Intent with iComPort to be their exclusive supplier of choice and partner for the Iraqi Oil Ministry’s project to track and monitor oil tanker trucks. The letter of intent details the exclusive arrangement between iComPort and our company to design, build and install our Tanker BOSSTM products for the Oil Ministry of Iraq. iComPort is a leading information technology company in Iraq, providing specialized business software solutions, media production and consulting, and custom software development services to all Iraqi public institutions and corporations.

On May 18, 2005, we announced that we signed a nationwide partnership agreement with Sprint Solutions Inc., which enabled our company to provide our data and services on a nation-wide wireless CDMA network. The agreement permitted our company to launch commercial service of our products.

On May 31, 2005, we announced that we signed Logessa S.A. as our principal distribution partner in Chile. Logessa, a warehouse, logistics and inland transportation company, entered into a purchase agreement with our company for our BOSS TM products for distribution throughout Chile.

On August 8, 2005, we signed an agreement with Cargo Security Systems LatinoAmerica Ltd. as the exclusive agent in Costa Rica to secure business arising from the Costa Rican government mandating all carriers to use a device with certain technical specifications used to monitor, track and secure assets as they are moved within Costa Rica. Our company intends to develop and supply the RB-600 Road BOSSTM to meet this requirement.

On September 14, 2005, we announced that signing of a Letter of Intent with Geovision S.A.L. of Lebanon to be our exclusive supplier of choice and partner for a joint opportunity selling to the Saudi Arabian Transit Authority. The project will use our Road BOSSTM RB600 and Geovision’s software to secure, track and monitor transportation trailers and cargo containers. The letter of intent details the exclusive arrangement between Geovision and our company for the supply of our Road BOSSTM RB600. Geovision is a provider of technology solutions integrated with GIS mapping applications for businesses in the Middle East and Lebanon. Geovision will provide the local maps, develop the GSM airtime contracts and integrate our Road BOSSTM RB600 hardware into a security and tracking system for the Saudi Transit Authority.

Pilot Programs

The notable pilot projects for our products that are being evaluated by our customers are the Road BOSS IITM , Mini BossTM and Tanker BOSSTM. The Tanker BOSSTM, which is a triple-redundant electronic security solution that simultaneously monitors internal fluid levels and all ingress and egress points on tanker trucks, is being tested in Saudi Arabia and Iraq. The Road BOSS II is actively being evaluated in France, Costa Rica, United States, Canada and Mexico. With regards to the Mini BOSSTM, we have successfully completed some pilot programs with potential customers on the sale of hardware and services.

Competition

The container security market is a highly attractive one because although it is still embryonic, many analysts believe significant opportunities exist in the equipment and services market for both OEM and aftermarket container monitoring solutions subject to the outcome of US government policy direction during 2005/6 and agreement of a set of internationally recognized technical standards.

Although small numbers of containers are presently monitored and tracked using RFID scanning technology at major transport nodes, we believe that the real opportunity lies in delivering cost effective end-to-end solutions across all transport modes.

Although several different solutions have been developed for container security needs, none has yet been successfully commercially exploited on a large scale. In reality it is likely that the “market” will not evolve into a single solution but into a small number of segments for different cargo and transport requirements - reflecting value, distance, complexity, risk of terrorism and other factors.

The most prominent private-sector initiative currently exploring and evaluating “smart” container technology is a multi-party enterprise called Smart and Secure Tradelanes Initiative which incorporates a number of shippers, port authorities and operators, technology companies and equipment manufacturers in an affiliation to develop a coherent global information network for container security. One of its founder members Savi Technology has significant experience in tracking assets for the US military over many years in remote locations.

Government Controls and Regulations

There are several initiatives affecting the operations and management of international trade supply chains into and out of the US - predominantly:

Container Security Initiative - A major strategic initiative launched in January 2002 by the US Customs and Border Patrol (CBP) to ensure that container security measurers are taken at the port of loading by selected US officials on high-risk cargo destined for the US.

Customs - Trade Partnership Against Terrorism (C-TPAT) - a currently voluntary scheme launched by the CBP whereby participants in the supply chain work with validation teams from the CBP to demonstrate a certain level of procedural, physical, conveyancing and personnel security through improved documentation, technology adoption, training and other measures.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our company has had negative cash flows from operations as we have not yet generated any significant revenues. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring the Bulldog Online Security Systems (our primary product line described below) to market. We have estimated that we will require approximately $3,610,000 to carry out our business plan during the year ending August 31, 2006. As at November 1, 2005, we have cash and short-term investments of $1.75 million which includes the gross proceeds of $2,100,000 from the sale of 6% convertible notes due August 29, 2010 pursuant to a private placement, proceeds of which were received in September, 2005. We believe we have sufficient funds to satisfy our cash requirements to complete the development, commercialization and marketing of our main products, including the RB600, Mini BOSSTM, Yard BOSSTM and the Tanker BOSSTM. Our company intends to raise further equity or debt financing to expand our business activities, although we have not identified any sources of such financing. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our product and services; or

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products, implement our marketing plans and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations and as a result we may be forced to scale down or even cease our operations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to obtain additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

There is a high risk of business failure due to the fact that we have not commenced significant commercial operations.

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

From inception through August 31, 2005, we have incurred aggregate net losses of $6,194,603, including a loss incurred for the year ended August 31, 2005 of $3,586,447. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

To date, we have not yet generated any significant revenues. All revenues recognized so far are derived from incidental consulting services. The company has ceased its consulting services upon the closure of its office in Boulder, Colorado. Although we anticipate that we will be able to start generating revenues from the sales of our products during the next 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the August 31, 2005 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

Our future revenue will be derived from the sale of our BOSSTM security products. The successful introduction and broad market acceptance of our BOSSTM products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

Substantially all our assets and all of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are held by our subsidiary, Bulldog Technologies (BC), a company incorporated in British Columbia, Canada. Consequently, most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our directors or officers.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

There are companies offering products which may compete directly with Bulldog Online Security Systems, and it is anticipated that larger, better-financed companies will develop products similar or superior to the Bulldog Online Security Systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our online security system. Our company has been granted a patent in the United States, and has filed an international application claiming priority from the United States patent with the International Bureau of the World Intellectual Property Organization under the Patent Co-operation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The PCT patent application is in good standing and is currently pending. We also own the domain name www.bulldog-tech.com. We have not taken any other action to protect our proprietary technology and proprietary computer software. If any of our competitors copies or otherwise gains access to our proprietary technology or software or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We are planning to register the trademarks “Bulldog Technologies”, “Road BOSS” and “Yard BOSS” in Canada and in the United States.

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

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology, evolving industry standards and customer demands. As a result, our products may quickly become obsolete and unmarketable. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable, including ours. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favourably received. If we are not able to adapt our current products to technological advances or to develop and introduce new products, our business, financial condition and results of operations could be adversely affected.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization and sale of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our principal executive office is currently located at Riverside Place, Suite 301, 11120 Horseshoe Way, Richmond, British Columbia, Canada. Our premises occupy 12,921 square feet, which we believe to be adequate for our current operations. We do not anticipate that we will require any additional premises in the foreseeable future.

The lease for 10,346 square feet of the premises is for a five year term which commenced on July 1, 2004. The basic rent under the lease during the first three years is CDN$113,806 (approximately $87,543), payable in equal monthly installments. Pursuant to the terms of the lease, our company did not pay basic rent for the first six months of the lease. The basic rent under the lease will increase to CDN$124,152 (approximately $95,501) for each of the last two years of the lease term, payable in equal monthly installments. The landlord is also entitled to an additional annual rent, payable in monthly installments, representing our proportionate share of the property’s operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses. The additional annual rent during the current year is estimated at CDN$7 per square foot (approximately $5 per square foot), subject to a rebate of approximately 40%. In July 2005, our company increased the leased area by 2,575 square feet at the same rate.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog Technologies (BC) Inc. claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog Technologies (BC) filed a Statement of Defence and Counterclaim. Bulldog Technologies (BC)’s defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Bulldog Technologies (BC)’s counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment. Accordingly, we are seeking an order that Reliability return 200,000 shares of our common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

On February 8, 2005, Reliability commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S050718) against our company claiming damages for conversion and punitive damages for failing to deliver the shares that form the subject matter of the lawsuit filed in the Supreme Court of British Columbia under Vancouver Registry No. S013516. We believe that there is no substantive merit to the claims made by Reliability and intend to vigorously defend the action.

We commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042363) against Reidar Ostensen and Stargate Industries Ltd. We claim: (i) damages arising from the breach of an agreement made in or about February 2000 between Bulldog Technologies (Nevada) Inc. and Reidar Ostensen, whereby Reidar Ostensen promised, among other things, to provide certain services to Bulldog Technologies (Nevada), including but not limited to serving as an officer and director of Bulldog Technologies (Nevada), in exchange for receiving 150,000 shares of common stock of Bulldog Technologies (Nevada); (ii) conversion of certain property belonging to Bulldog Technologies (Nevada) by Reidar Ostensen to his own use; and (iii) defamation. A Statement of Defence and Counterclaim was filed on July 23, 2004. The Statement of Defence alleges that the defendants were entitled to the shares, along with other shares issued by Bulldog Technologies (Nevada) to Reidar Ostensen in the name of Roseg Management Ltd., and that representations were made by Bulldog Technologies (Nevada) that the defendants would be entitled to an exchange of their shares of Bulldog Technologies (Nevada) for shares of our company upon completion of the merger between Bulldog Technologies (Nevada) and our company and that the defendants consented to the merger in reliance of that representation. The Counterclaim of the defendants alleges that our company is in breach of the merger agreement and has caused loss and damage to the defendants. We filed a Statement of Defence to the Counterclaim on August 25, 2004. We believe that there is no substantive merit to the claims made by the defendants and we intend to vigorously defend the action.

In early May 2004, Ronald G. Cranfield put our company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us. Mr. Cranfield is seeking the issuance to himself of 19,500 shares of our company’s common stock, as well as distribution rights of our products in Japan and Korea. To date, we have not been served with a formal demand in writing. We are of the view that no agreement was ever entered into between our company and Mr. Cranfield.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 31, 2005	$1.42	$0.95
May 31, 2005	$1.60	$0.84
February 28, 2005	$2.07	$1.25
November 30, 2004	$2.99	$1.60
August 31, 2004	$2.80	$1.45
May 31, 2004	$6.45	$1.54
February 29, 2004	$2.32	$1.23
November 30, 2003(2)	$4.00	$0.15

(1)             Our common shares were initially approved for quotation on the OTC Bulletin Board on July 28, 2003 under the symbol “NWRV”.

(2)             On November 17, 2003, our trading symbol changed to “BLLD” to reflect the change in our corporate name.

Our common shares are issued in registered form. Pacific Corporate Trust Company, 10th Floor 625 Howe Street, Vancouver, BC, Canada V6C 3B8 (Telephone: 604.689.9853; Facsimile: 604.689.8144) is the registrar and transfer agent for our common shares.

On November 1, 2005, the shareholders’ list of our common shares showed 136 registered shareholders and 24,047,317 shares issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933 during the year ended August 31, 2005 that were not previously reported on a quarterly report on Form 10-QSB or a current report on Form 8-K.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Stock Option Plan, on March 1, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	6,065,000 (1)	$1.60	1,310,000 (1)
Total	6,065,000 (1)	$1.60	1,310,000 (1)

(1)             The maximum number of options issuable under our stock option plan is 7,000,000. Includes options to acquire 5,690,000 common shares granted under our stock option plan and options to acquire 375,000 common shares granted outside of our stock option plan. None of the options granted have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the three months ended August 31, 2005.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended August 31, 2005 and 2004 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Overview

We were incorporated under the laws of the State of Nevada on June 18, 2002. Until we entered into the acquisition with Bulldog Technologies (BC) and the merger with Bulldog Technologies (Nevada), our focus was on the exploration of a mineral claim known as the North Manchester Property, located in the Sudbury Mining Division, Province of Ontario, Canada. We did not undertake any exploration activity on the North Manchester Property and have abandoned that property.

On November 10, 2003, we completed the acquisition of 695,800, or 98%, of the shares of Bulldog Technologies (BC) in exchange for issuing 695,800 shares of our common stock. The stockholders of Bulldog Technologies (BC) were entitled to receive one share of our common stock for each share of Bulldog Technologies (BC). After the acquisition closed on November 10, 2003, Bulldog Technologies (BC) became our subsidiary.

The merger of Bulldog Technologies (Nevada) and Bulldog Acquisition Corp. was completed effective as of November 10, 2003. As a result of the merger, we acquired 9,081,500 issued and outstanding shares in Bulldog Technologies (Nevada) in exchange for agreeing to issue 9,081,500 shares of our common stock to the stockholders of Bulldog Technologies (Nevada). The stockholders of Bulldog Technologies (Nevada) were entitled to receive one share of our common stock for each share of Bulldog Technologies (Nevada). After the merger closed on November 10, 2003, Bulldog Technologies (Nevada) became our wholly-owned subsidiary. After completion of this merger, we merged Bulldog Acquisition Corp. with our company. As part of this merger, we changed our name from “Northward Ventures, Inc.” to “Bulldog Technologies Inc.” to reflect our newly acquired business.

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as “BOSS”, designed to prevent cargo theft from cargo containers, tractor-trailers, cargo vans, tanker trucks, storage yard containers and other transportation and storage equipment.

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

General - Explanation of Comparative Periods

As discussed above, we acquired Bulldog Technologies (BC) and Bulldog Technologies (Nevada) effective on November 10, 2003. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Bulldog Technologies (BC) and Bulldog Technologies (Nevada) controlled approximately 51% of our common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business is that of Bulldog Technologies (BC) and Bulldog Technologies (Nevada). Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Bulldog Technologies (BC) and Bulldog Technologies (Nevada).

The audited financial statements of Northward Ventures (which was inactive and involved in a different business) for the fiscal periods ended August 31, 2003 and 2002 were included on our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on October 24, 2003. Prior to the share exchange with Bulldog Technologies (BC) and Bulldog Technologies (Nevada), Northward Ventures (the inactive public company) was not operating, had minimal assets and liabilities and had earned no revenue from its inception through 2003 and during that period incurred only $61,128 of cumulative expenses, primarily pertaining to mineral exploration activity.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $3,610,000 on our BOSSTM product business during the twelve month period ending August 31, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase plant and machinery. These expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Months

Operating expenses
Sales and Marketing	$506,000
Research and Development	300,000
Manufacturing and Engineering	200,000
General and Administrative	589,000
Salaries and Wages	1,905,000
Total Operating Expenses	3,500,000
Capital expenditures	110,000
Total	$3,610,000

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock, and Series A and Series B share purchase warrants to purchase up to 1,664,708 shares of our common stock, for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees) were $4,694,468. The 554,902 Series A share purchase warrants are exercisable at $3.50 per share for a period of five years, and the 1,109,806 Series B share purchase warrants were exercisable at $2.25 per share until February 5, 2005. As an inducement to early exercise, we temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004 at 5:00 p.m., Pacific time. All other terms and conditions of the warrants remained unchanged. On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. We paid a cash placement fee of $35,317 to the placement agent who originally identified the investors in April, 2004. The balance of the 1,109,806 Series B share purchase warrants expired. The portion of the private placement representing value (as determined by the Black-Scholes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to United States generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at August 31, 2005 was $499,026.

As a result of the completion of the private placement of convertible notes and share purchase warrants on September 2, 2005, we raised gross proceeds of $2,100,000 for business operations. Net proceeds received from the private placement (after deducting placement agent fees) were $1,974,000. We issued an aggregate of 958,868 share purchase warrants which are exercisable at $1.25 per share for a period of five years.

We anticipate that we will start generating revenues from the sale of BOSSTM systems within the next six months, but we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet our operating expenses. Should cash flow from operations be insufficient, we will require additional external financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements. Notwithstanding the foregoing, we believe that broad market acceptance of our security products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would adversely affect our business.

Additionally, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Sales and Marketing

We are targeting four major primary markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government. We are focused on selling our products to the manufacturers of goods in three of those commercial markets. Government sales will be handled on a direct basis. Currently, we are working on business opportunities in the United States of America, Latin America and Canada. We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and anticipate engaging new distributors, resellers and sales agents. We plan to increase our sales force to target sales in the cargo transportation sector and United States homeland security. We are demonstrating the feasibility of our products to our potential customers via pilot projects with the expectation of those pilots becoming active opportunities in the next six to twelve months. We anticipate that we will expend approximately $506,000 during the twelve-month period ending August 31, 2006 on sales and marketing activities such as trade shows, conducting pilot projects, advertising and other marketing activities.

Research and Development

We are planning to continue our research and development on the following new products:

- Commercial Vehicle/Cargo tracking. We have completed the integrating of the global positioning system (GPS) protocol into our existing security systems, but the global positioning system (GPS) is currently only available on Sprint’s North American network. We are also working with various GSM based Assisted global positioning system (GPS) capabilities as well. GSM is the globally deployed cellular technology, and by completing this technology development, we will open global markets to our products, as well as continue to reduce cost and improve functionality.

- Automated Vehicle Location, (AVL) software. We have completed the integration of our new global positioning system (GPS) devices into its proprietary security and asset management application, and we will continue to improve the functionality of this software offering as well.

- Asset management products. We have commenced the commercial deployment of our integrated long range radio frequency identification products, and will continue the research and development effort to support emerging wireless communication standards, such as Zigbee which will allow our security systems to be operationally combined with asset management systems with the view to providing increased functionality and a better return on investment model.

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

We anticipate expending approximately $300,000 during the twelve-month period ending August 31, 2006 on research and development activities on our BOSS product line.

Radio Frequency Engineering

We will continue to invest in engineering equipment and human resources to further develop our radio frequency design and development capabilities. We have already invested $140,000 in engineering equipment. We have increased our rented premises by 2575 sq. ft. at 11120 Horseshoe Way, Richmond, British Columbia, Canada to house the radio frequency unit in one building. We are in the process of expanding our complement of radio frequency engineering staff to provide both in-house and consultancy services that support our core business. This increased effort in radio frequency design will continue to yield decreased manufacturing costs, and increased product functionality.

Manufacturing and Engineering

We expect to spend $200,000 in the next twelve-month period ending August 31, 2006 on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new products namely the Mini BOSSTM, Road BOSSTM and Tanker BOSSTM. As part of our concerted effort to reduce cost of our products, we are designing our own key components such as a radio transmitter, using our in-house engineering expertise.

General and Administrative Expenses

We expect to spend $589,000 during the twelve-month period ending August 31, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, rent, office equipment and other administrative related expenses.

Capital Expenditure

We intend to invest $110,000 during the twelve-month period ending August 31, 2006 in laboratory and testing equipment, computer software, and manufacturing equipment.

Employees

We expect that we will spend $1.905 million in salaries during the twelve months ending August 31, 2006. Our company currently employs 31 employees. We intend to increase our engineering and marketing staff in tandem with our business programs.

Future Operations

We have incurred accumulated losses of approximately $6.2 million from inception in September, 1998 through August 31, 2005.

As noted above, the management of our company projects that we require approximately $3.61 million to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending August 31, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings. As at November 1, 2005 we have cash and short-term investments of $1.75 million which includes the gross proceeds of $2.1 million from the September 2005 sale of 6% convertible notes. As such we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow generated through substantial sales.

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

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the August 31, 2005 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) would require our company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

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

Our company has not yet determined the effect of future implementation of these new standards on its consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of approximately of $6.2 million from the inception of Bulldog Technologies (BC) to August 31, 2005. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities. As at November 1, 2005 we have cash and short-term investments of $1.75 million which is inclusive of the gross proceeds of the $2.1 million raised from the sale of convertible notes subsequent to year end. Our company plans to raise additional capital by issuing equity securities for business operations, although we have not yet identified any sources of such financing. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock Options

We apply Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees, “ and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation, “ and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure, “ requires our company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. We have elected to continue to account for stock based compensation to employees under APB No. 25.

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

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our 2005 and 2004 private placements. In accordance with Emerging Issues Task Force Issue 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the subject warrants are exercised, expired or the date which is two years following the effective date of the respective registration statements covering the 2005 and 2004 private placements.

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our Statement of Operations. At August 31, 2005, the value recognized on our consolidated balance sheet in respect of the 2005 warrants was $499,026, not including the warrants issued pursuant to our 2005 private placement. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to Equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which subject to management’s judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

The valuation of the warrants and stock option is calculated using the Black Scholes option pricing model which is sensitive to the volatility and market price of the shares. The variables used in the Black Scholes option pricing model as at August 31, 2005 are the risk free rate: 3.77%; volatility: 186%; dividend rate : 0%; and expected life of 3.62 years. As the exercise price of most of the warrants is above the prevailing market price of common stock, the value of the warrants today would in all likelihood decrease from the fair value based on assumptions as at August 31, 2005.

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

The Report of Independent Registered Public Accounting Firm (BDO Dunwoody LLP, Chartered Accountants) on the consolidated financial statements for the years ended August 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Consolidated Balance Sheets as at August 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended August 31, 2005 and 2004, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2005.

Consolidated Statements of Comprehensive Loss for the years ended August 31, 2005 and 2004, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2005.

Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004, and for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2005.

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from September 23, 1998 (Date of Inception) to August 31, 2005.

Notes to the Consolidated Financial Statements

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005 and August 31, 2004

(Amounts Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Bulldog Technologies Inc.

(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Bulldog Technologies Inc. (a development stage company) as at August 31, 2005 and 2004 and the Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity (Capital Deficit) for the years then ended and for the period from September 23, 1998 (inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Bulldog Technologies Inc. (a development stage company) as at August 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from September 23, 1998 (inception) to August 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has accumulated consolidated losses of $6,194,603 since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

October 28, 2005

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts Stated in US Dollars)

	August 31,	August 31,
ASSETS	2005	2004
Current
Cash	$150,263	$46,021
Short-term investments (Note 4)	464,834	3,360,997
Amounts receivable	26,526	-
Prepayment to trade suppliers	172,196	265,135
Inventory (Note 2)	329,465	90,634
Prepaid expenses	240,483	164,160
	____________________	____________________
Total current assets	1,383,767	3,926,947

Property, plant and equipment (Note 8)	574,075	278,839
	____________________	____________________
Total Assets	$1,957,842	$4,205,786

LIABILITIES
Current
Accounts payable and accrued liabilities	$243,163	$554,010
Liabilities for warrants subject to registration (Note 6)	499,026	1,510,748
	____________________	____________________
Total current liabilities	742,189	2,064,758
	____________________	____________________
STOCKHOLDERS' EQUITY
Capital Stock (Note 6)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
24,047,317 issued ( August 31, 2004: 22,842,011 issued)	24,047	22,842
Additional paid-in capital	7,201,210	4,898,847
Accumulated other comprehensive loss
- cumulative translation adjustment	184,999	(172,505)
Deficit accumulated during the development stage	(6,194,603)	(2,608,156)
	____________________	____________________
Total Stockholders' Equity	1,215,653	2,141,028
	____________________	____________________

Total Liabilities and Stockholders' Equity	$1,957,842	$4,205,786

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts Stated in US Dollars)

			Cumulative
			from September
			23, 1998 (Date
	Year Ended		of Inception) to
	August 31		August 31,
	2005	2004	2005

Revenues	$322,924	$-	$322,924

Expenses
General and administrative
Consulting fees and commissions	531,578	528,196	1,419,759
Depreciation	103,062	21,745	147,961
Office and general	585,061	168,154	1,062,734
Professional fees	253,774	309,186	566,396
Rent	108,756	29,086	227,796
Salaries and wages (Note 5)	1,849,479	1,867,774	4,159,644
Trade shows, travel and marketing	541,806	138,658	792,817
Research and development	567,347	316,655	1,186,493
	(4,540,863)	(3,379,454)	(9,563,600)

Loss from operations	(4,217,939)	(3,379,454)	(9,240,676)

Other income (expenses)
Gain on revaluation of liability for warrants (Note 6)	718,984	3,181,500	3,900,484
Interest income	57,372	-	57,372
Interest expense	-	(8,397)	(37,790)
Loss on settlement of accounts payable (Note 6)	-	(954,000)	(954,000)
Foreign exchange gain (loss) and other	(144,864)	145,592	80,007
Net loss for the period	$(3,586,447)	$(1,014,759)	$(6,194,603)
Basic and diluted loss per share	$(0.15)	$(0.05)
Weighted average shares outstanding	23,738,897	19,254,912

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts Stated in US Dollars)

			Cumulative
			from September
			23, 1998 (Date
	Year Ended		of Inception) to
	August 31		August 31,
	2005	2004	2005

Net loss	$(3,586,447)	$(1,014,759)	$(6,194,603)

Foreign currency translation	357,504	(72,642)	184,999
	_________________	_______________	___________________

Comprehensive loss	$(3,228,943)	$(1,087,401)	$(6,009,604)

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			Cumulative
			From September
			23, 1998 (Date
	Year Ended August 31		of Inception) to
			August 31
	2005	2004	2005
Cash flows (used in) provided by operating activities:
Net loss	$(3,586,447)	$(1,014,759)	$(6,194,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,062	21,745	147,961
Expenses paid by affiliated company		-	301,303
Gain on revaluation of liability for warrants	(718,984)	(3,181,500)	(3,900,484)
Issue of common stock for services during the period	349,700	1,171,450	1,597,079
Stock option compensation	289,342	492,269	781,611
Loss on settlement of accounts payable		954,000	954,000
(Increase) decrease in assets
Amounts receivable	(25,522)	1,854	(25,522)
Prepayments to suppliers	92,939	(265,135)	(172,196)
Tax credits refundable	-	20,706	-
Inventory	(220,763)	(68,524)	(311,397)
Prepaid expenses	3,002	(145,469)	(142,467)
Increase (decrease) in accounts payable and accrued liabilities	32,726	515,697	728,734

Net cash used in operating activities	(3,680,945)	(1,497,666)	(6,235,981)

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(359,349)	(286,816)	(684,114)
Short term investments	3,059,573	(3,392,497)	(332,924)

Net cash provided by (used in) investing activities	2,700,224	(3,679,313)	(1,017,038)

Cash flows provided by financing activities
Proceeds (Repayment) of Loans payable	-	(58,642)	54,500
Issuance of common shares	1,073,288	5,301,468	7,478,065
Shares repurchased	-	(20,000)	(20,000)

Net cash provided by financing activities	1,073,288	5,222,826	7,512,565

Increase in cash	92,567	45,847	259,546

Effect of foreign exchange rate changes on cash	11,675	(24,546)	(109,283)

Net increase in cash	104,242	21,301	150,263

Cash, beginning of period	46,021	24,720	-

Cash, end of period	$150,263	$46,021	$150,263

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$8,397	$-

Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$298,500	$212,000	$770,200
Issuance of shares in settlement of loans payable	$-	$54,500	$54,500
Issuance of shares for services included in prepaid	$90,000	$16,900	$106,900
Issuance of shares on recapitalization (Note 3)	$-	$796	$796

See accompanying notes

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to August 31, 2005

(Amounts Stated in US Dollars)

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

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to August 31 , 2005

(Amounts Stated in US Dollars)

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

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to August 31, 2005

(Amounts Stated in US Dollars)

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

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to August 31, 2005

(Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	97,359	-	-	97,750
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)
	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders' equity of the Company at the recapitalization date (Note 3)	9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services – at $1.50	35,500	35	53,215	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	1,000,000
Stock option compensation	-	-	492,269	-	-	492,269
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder's fee)	2,219,611	2,220	-	-	-	2,220
Issuance of stock for services – at $1.50	69,000	69	103,431	-	-	103,500
Issuance of stock for services – at $1.50	15,000	15	25,335	-	-	25,350
Cancellation of shares	(500,000)	(500)	500	-	-	-
Net loss	-	-	-	-	1,014,759	(1,014,759)
Foreign exchange translation Adjustment	-	-	-	(72,642)	-	72,642)
Balance, August 31, 2004	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	2,141,028

BULLDOG TECHNOLOGIES INC.	Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to August 31, 2005

(Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2004 (carried forward)	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	$2,141,028
Issuance of stock for cash on exercise of warrants - at $1.00 (note 6)	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on exercise of warrants - at $1.90 (net of $35,317 finder's fee Note 6)	309,806	310	552,978	-	-	553,288
Issuance of shares for services - at $2.16 (note 6)	150,000	150	323,850	-	-	324,000
Adjustment arising on exercise of warrants (Note 6)	-	-	292,738	-	-	292,738
Issuance of shares for services - at $1.50 ( Note 5)	183,000	183	274,317	-	-	274,500
				-	-
Issuance of shares as settlement - at $1.00 (Note 6)	12,500	12	12,488	-	-	12,500
Issuance of shares for services - at $1.24 (Note 6)	30,000	30	37,170	-	-	37,200
Stock option compensation (Note 7)	-	-	289,342	-	-	289,342
Net loss	-	-	-	-	(3,586,447)	(3,586,447)
Foreign exchange translation adjustment	-	-	-	357,504	-	357,504

Balance, August 31, 2005	24,047,317	$24,047	$7,201,210	$184,999	$(6,194,603)	$1,215,653

(a)

Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005 and August 31, 2004

(Amounts Stated in US Dollars)

Note 1	Description of Business and Accounting for Reverse Acquisition

The Company was incorporated under the laws of the State of Nevada on June 18, 2002 as Northward Ventures, Inc. ("Northward") and was previously involved in mineral exploration activity. In November 2003, the Company acquired control of Bulldog Technologies (BC) Inc. ("Bulldog BC") and Bulldog Technologies Inc. ("Bulldog Nevada"). Bulldog BC was incorporated under the laws of British Columbia on September 23, 1998 and carries on the business of developing and commercializing security systems for the cargo transportation industry. Bulldog Nevada was incorporated in the State of Nevada on January 18, 2000 primarily to raise financing for Bulldog BC. Prior to the share exchange, Bulldog BC and Bulldog Nevada were under common control. On November 7, 2003, the Company changed its name to Bulldog Technologies Inc. and merged with Bulldog Nevada such that after closing the consolidated entity consists of Bulldog Technologies Inc. (formerly Northward Ventures, Inc.) and its subsidiary, Bulldog BC.

In accordance with provisions governing the accounting for reverse acquisitions (Note 3), the accounts are presented as a continuation of Bulldog BC and Bulldog Nevada, combined.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its subsidiary, Bulldog Technologies (BC) Inc. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2005, the Company has accumulated consolidated operating losses since inception of $6,194,603. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. At August, 2005, the Company received cash of $2.1 million from the issuance of convertible notes on September 2, 2005. (Note 10). Management anticipates that it requires approximately $3.5 million over the next twelve months to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/ or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for general working capital purposes.

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

Cash and cash equivalents

The Company considers cash and cash equivalents to include amounts held in banks and highly liquid investments with maturities at point of purchase of three months or less.

Short-term investments

Short-term investments consist of guaranteed investment certificates with a Canadian financial institution and are stated at cost.

Inventory

Inventory, consisting primarily of electronic and plastic components, is stated at the lower of cost and market determined using the first-in-first-out method. Market is determined using replacement cost for components and estimated net realizable value for work in progress and finished goods. The inventory is comprised as follows:

	Year ended August 31
	2005	2004
Components	$154,289	$90,634
Work in progress	63,940	-
Finished goods	111,236	-
	$329,465	$90,634

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation has been calculated using the following annual rates and methods:

Computer equipment and software	30% declining-balance
Furniture and fixtures and office equipment	20% declining-balance
Engineering equipment	20% declining-balance
Trade show fixtures	50% straight-line
Moulds and tools	50% straight-line

Leasehold improvements are depreciated over the lesser of the economic life or the lease term of eight years.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and short-term investments, amounts receivable, accounts payable and accrued liabilities approximate cost because of their short-term nature.

Foreign Currency Translation and Transactions

The Company’s functional currency is the Canadian dollar, with the United States dollar as the reporting currency.

Assets and liabilities of the subsidiary, Bulldog BC, which are denominated in Canadian dollars, are translated to US dollars at the exchange rate in effect at balance sheet date. Revenue and expenses are translated to US dollars using the average rate in effect for the period. The cumulative effect of any translation gains or losses is included in the Accumulated Other Comprehensive Loss account in Stockholders’ Equity.

The Company also engages in transactions in US dollars. Transactions in US dollars are initially translated to the functional currency using the exchange rate in effect on the transaction date. Monetary assets and liabilities existing at the year end are then translated at the exchange rate in effect at the year end. All exchange gains or losses resulting from foreign currency transactions are included in the determination of net income (loss) for the period.

Revenue Recognition

The Company generated incidental revenue from the provision of consulting engineering services to one customer during the year ended August 31, 2005. Such revenues are recognized as the services are provided. The Company has not yet made sales of its products and systems. Sales of products will be recognized when products are shipped, the title and risk of loss have passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

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

For the year ended August 31, 2005, potentially dilutive common shares (relating to options and warrants outstanding at year end) totalling 6,619,902 (2004 – 6,069,708) were not included in the computation of loss per share because their effect was anti-dilutive.

Comprehensive Income (loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances. This standard defines comprehensive income (loss) as the changes in stockholders’ equity of an enterprise except those resulting from investments by owners and distributions to owners.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. (Note 11)

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

The Company has not adopted the fair value method of accounting under SFAS No. 148 for stock-based compensation to employees. Consequently, related pro forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

	Year ended August 31
	2005	2004
Net loss, as reported	$(3,586,447)	$(1,014,759)
Deduct: Total stock-based employee compensation expense determined under fair-value based method	(2,844,647)	(186,767)

Pro-forma net loss	$(6,431,094)	$(1,201,526)
Loss per share:
Basic and diluted – as reported	$(0.15)	$(0.05)
Basic and diluted – pro-forma	$(0.27)	$(0.06)

The weighted average fair value of the options granted during the year ended August 31, 2005 to employees was $1.60 (2004 - $1.98) per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% (2004 – 0%), expected volatility of 186% (2004 - 186%), risk-free rate of 3.63% - 3.86% (2004- 3.07% - 3.64%) and an expected life of 5 years (2004 - 5 years). Such amount is being amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

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

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one-for-one basis in exchange for 710,000 and 9,081,500 shares of the Company's common stock, respectively. At the acquisition date, all of Bulldog Nevada's shares had been exchanged while 695,800 of Bulldog BC's common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged. As at August 31, 2005, only 2,000 shares still had to be exchanged.

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

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 1, 2003 was as follows:

2004
Revenue	$-
Net loss for the year	$(1,029,834)
Basic and diluted loss per share	$(0.06)

Note 4	Short-term Investments

Short-term investments as at August 31, 2005 consist of amounts held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.6% to 2.1% per annum, maturing on various dates through April 2006.

The Company has an operating line of credit of $450,000 (2004 - $750,000) bearing interest at the prevailing market rate, payable monthly. The line of credit was undrawn as at August 31, 2005 and 2004. The Company's line of credit agreement is collateralized by the short-term investments.

Note 5	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)           The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003 and 69,000 shares were issued in June 2004. The remaining 183,000 shares were issued during the year ended August 31, 2005. The Company has recorded, as compensation expense, $102,000 in respect of shares earned by the directors during the year ended August 31, 2005 (2004 - $310,500) under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At August 31, 2005, accounts payable and accrued liabilities are $nil (August 31, 2004 - $172,500) as all common shares have been issued to the directors of the Company.

(b)           On December 24, 2003, Bulldog BC entered into an employment contract for a three-year term with the Company’s president. The terms of the agreement provided that commencing September 1, 2003, the president would receive as part of his compensation 1,100,000 shares issuable as follows: 500,000 on signing the agreement (issued) and 300,000 shares on each of October 1, 2004 and October 1, 2005.

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

On August 5, 2004, the Company renegotiated the terms of the employment contract with its president and entered into a new agreement with an effective date of August 1, 2004. Under the terms of the new employment agreement, the president agreed to forfeit his rights to the 1,100,000 shares. As part of the agreement the initial, 500,000 previously issued shares of common stock were returned and cancelled. Pursuant to the 2004 Stock Option Plan (Note 7), the president was also granted 800,000 stock options exercisable at an option price of $1.60 per share.

(c)           During the year ended August 31 2005, the Company paid a director $12,000 (August 31, 2004 - nil) for services rendered.

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

In November 2003, Bulldog Nevada repurchased and cancelled 80,000 common shares for $20,000.

After the Share Exchange with Bulldog Nevada and Bulldog BC

Capital Stock transactions not disclosed elsewhere in these consolidated financial statements are summarized as follows:

In connection with the Share Exchange Agreement in November 2003 (Note 3), the Company completed a private placement and issued 520,000 units to one investor at a price of $1.00 per unit. $25,000 was received during the year ended August 31, 2003 (Note 6). Each unit was comprised of one common share and one share purchase warrant which entitled the holder to purchase an additional common share for $1.00 up to November 2005. On October 19, 2004, 520,000 share purchase warrants were exercised for gross proceeds of $520,000.

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

As at August 31, 2005, a liability for the fair value of the remaining outstanding warrants of $499,026 (2004 - $1,510,768) was recorded on the balance sheet and $718,984 (2004 - $3,181,500) was recorded as gain on revaluation of liability for warrants subject to registration rights in the Statements of Operations for the year ended August 31, 2005.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at August 31, 2005: dividend yield of 0% (August 31, 2004 - 0%), expected volatility of 186% (August 31, 2004 – 186%), risk-free interest rate of 3.77% - 4.12% (August 31, 2004 – 3.07% - 3.64%) and an expected life of 3.62 years (August 31, 2004 - 5 years) for the Series A warrants. The Series B warrants expired during the year ended August 31, 2005.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a pro-rata amount of the liability will be reclassified to Stockholders' Equity using the Black-Scholes value as of that date.

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company's common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 were issued to him on March 11, 2005. The value attributed to the common stock issued to the employee was $324,000 based on the quoted market value of the Company's common stock of $2.16 per share on the agreement date of May 4, 2004. At August 31, 2005 prepaid expenses includes $90,000 in respect of common shares issued to the employee but not yet earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date. As at August 31, 2004, accounts payables and accrued liabilities included $126,000 due to the employee for 58,333 shares of common stock earned to date.

In June 2004, the Company issued 69,000 non-forfeitable, fully vested shares of common stock to directors of the Company pursuant to an employment and director agreements (Note 5). The value attributable to the common stock was $103,500 based on the quoted market price of the Company’s common stock at the agreement date.

On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of $588,605. The Company paid a placement fee in cash of $35,317, 6% of the gross proceeds as required under the original private placement agreement to the placement agent who originally identified the investors in April 2004. As an inducement to early exercise, the Company temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004. All other terms and conditions of the warrants remained unchanged. As at November 5, 2004, $292,738 was recorded as additional paid-in capital on revaluation of the liability for warrants subject to registration rights. This balance represented the prorated amount of the liability on exercise date of November 5, 2004.  The fair value of the warrants was estimated using the Black-Scholes option pricing model at that date with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.51% and an expected life of 10 months for the exercised Series B warrants. Exercise of the 520,000 warrants in October 2004 did not affect the liability accrual for net cash settlement.

On April 18, 2005 the Company issued 12,500 shares to a former employee as full and final settlement of an employment claim. The shares were valued at $1.00 per share which represents the quoted market price at the date of settlement.

In July 2004, the Company entered into a six-month service agreement to issue 5,000 shares per month for a total of 30,000 shares to be issued. Upon expiry the Company extended the original agreement on a month-to-month basis under the original terms. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributed to the common stock was $25,350 based on the quoted market price of the Company's common stock of $1.69 per share at the agreement date. The Company issued 30,000 shares of common stock during the year ended August 31, 2005 based on the weighted average market price of $1.24 for services rendered up to the date of termination of the contract. The agreement was terminated during the 2005 fiscal year.

Note 7	Stock Option Compensation

Stock Options to Non-Employees

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation", which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black-Scholes option pricing model. Stock-based compensation for non-employees is re-measured on each balance sheet date until such options vest. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. Unvested stock options are re-measured on each balance sheet date for the purpose of determining stock option compensation, and are amortised on a straight-line basis over the vesting period of 10 months.

The fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

	As at August 31, 2005	As at August 31, 2004
Dividend yield	Nil%	Nil%
Risk-free interest rate	4.12%	3.07%
Expected volatility of the market price
of the Company's common stock	186%	186%
Expected life of the options	5 years	5 years

Compensation expense is amortized over the vesting period and for the year ended August 31, 2005, expenses totalling $289,342 (2004 - $492,269)were included in consulting fees and commissions in the Consolidated Statement of Operations.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2003	-	$-
Granted	3,885,000	$1.63
Outstanding at August 31, 2004	3,885,000	$1.63
Granted	2,830,000	$1.62
Forfeited	(650,000)	$1.65
Outstanding at August 31, 2005	6,065,000	$1.60
Exercisable at August 31, 2005	2,056,667	$1.59
Exercisable at August 31, 2004	277,500	$1.34

During 2005, the Company granted 2,580,000 (2004 – 3,510,000) stock options to employees and 250,000 (2004 – 375,000) stock options to non-employees. The weighted average fair value per option granted (based on the value determined at the respective grant dates) was $1.60 and $2.00 for 2005 and 2004.

A summary of the common share options exercisable and outstanding at August 31, 2005 is as follows:

Outstanding Number	Exercise Price	Expiry Date	Exercisable Number
175,000	$0.50	February 25, 2009	175,000
150,000	$2.20	May 4, 2009	150,000
50,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	50,000
2,760,000	$1.60	August 5, 2009	970,000
50,000	$1.64	August 5, 2009	50,000
1,900,000	$1.60	December 16, 2009	380,000
100,000	$1.60	December 22, 2009	80,000
780,000	$1.70	January 25, 2010	126,667
50,000	$1.15	March 14, 2010	25,000
6,065,000			2,056,667

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

Warrants

The following table summarizes the number of fully exercisable warrants transactions during the nine-months ended August 31, 2005:

	Number of Warrants	Weighted Average Exercise Price
Balance, September 1, 2003	-	$-
Issued	2,184,708	$2.27
Balance, August 31, 2004	2,184,708	$2.27
Exercised	(520,000)	$1.00
Exercised	(309,806)	$1.90
Expired	(800,000)	$2.25
Balance August 31, 2005	554,902	$3.50

A summary of share purchase warrants outstanding at August 31, 2005 is as follows:

Number	Exercise Price	Expiry Date	Warrant Type
554,902	$3.50	April 15, 2009	Series A warrants

In September 2005, the Company agreed to revise the exercise price of the warrants to $1.25 per share.

Note 8	Property, Plant and Equipment

	As at August 31, 2005	As at August 31, 2004
Computer equipment and software	$142,424	$60,415
Engineering equipment	142,150	11,924
Furniture, fixtures and office equipment	121,962	79,506
Leasehold improvements	143,787	103,368
Trade show fixtures	29,389	17,319
Moulds	122,624	42,689
	702,336	315,221
Less: Accumulated depreciation	(128,260)	(36,382)
	$574,075	$278,839

Note 9	Commitments

The Company entered into agreements to lease premises in Richmond, Canada, with a lease commencing on July 1, 2004 and expiring on July 1, 2009. The minimum annual lease payments over the term of the lease are summarized as follows:

Year ending August 31	$
2006	119,730
2007	121,544
2008	130,614
2009	108,845

The above amounts represent the commitments for basic rent. The cumulative lease costs are being amortized on a straight-line basis and charged to expense over the term of the lease.

Note 10	Subsequent Events

(i)            The Company entered into agreement with four accredited investors to sell an aggregate of $2,100,000 of 6% convertible notes which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.06 per share, subject to adjustment according to the terms of the note agreement. Net proceeds were received on September 2, 2005 totalling $1,974,000 (after deducting the agent’s fee of $126,000). Pursuant to the terms of the note agreement, the notes are convertible into shares of the company’s common stock. The interest payable on the principal amount outstanding under the convertible notes is payable quarterly in cash or common shares, with the number of shares to be determined by dividing the interest payable by the market price as defined in the note agreement.

As part of the private placement, each investor also received share purchase warrants. Each share purchase warrant entitles the investor to purchase the number of shares of common stock equal to 40% of the total number of shares of common stock exercisable upon conversion of the convertible note at the time of issuance of the convertible note and is exercisable for a period of five years, at an exercise price per warrant of $1.25, subject to adjustment in accordance with the terms of the warrant. The Company issued 792,453 warrants to the four investors on August 29, 2005 and an additional 166,415 warrants to a placement agent on the same terms.

The convertible notes will mature on August 29, 2010. The convertible notes provide that the holder of the notes may convert the outstanding principal and accrued interest into shares of our common stock.

The Company may elect to make the quarterly interest payments in shares of common stock at a conversion price equal to the then current market price, which is equal to the closing sale price of our company's common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the 20 day period immediately prior to the date of the interest payment.

In accordance with the Convertible Note and Warrant Purchase Agreement, the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible. The Company is also required to keep the registration statement continuously effective for a period of two years from the effective date.

(ii) In September, 2005, the Company incorporated a wholly owned subsidiary in Mexico with an issued and paid up capital of MXP50,000 (US$4,630) to conduct business in Mexico.

Note 11	Income Taxes

The Company had potential net operating loss carry forwards as follows:

	2005	2004
Net operating loss carried forwards	$8,655,000	$5,420,000

Net operating losses carried forward, if not utilized to offset taxable income in future periods, expire between the years 2007 and 2025. Included in the losses above are Scientific Research and Experimental Development (SRED) Expenditures of approximately $400,000 which are available indefinitely for future deduction against taxable income

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2005	2004
Net operating loss carry forwards	$3,177,000	$2,044,000
Capital assets	35,000	12,000
Valuation allowance	(3,212,000)	(2,056,000)
Deferred tax assets (liabilities)	$-	$-

The provision for income taxes differ from the amount estimated using the federal statutory income tax rate as follows:

	2005	2004
Provision (benefit) at the federal statutory rate	$(1,266,000)	$(353,000)
Non-taxable expense (income), net	110,000	(957,000)
Effect of change in statutory rate	-	82,000
Increase in valuation allowance	1,156,000	1,228,000
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operation. When circumstances change and this causes a change in management’s judgement about the recoverability of deferred tax assets the impact of the change in the valuation allowance is reflected in current income.

Note 12	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at August 31, 2005. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.	Other Information

Boo Jock Chong resigned as a director of our company effective on November 23, 2005.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and key employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Cockburn	President, Chief Executive Officer, Secretary and Director	63	November 7, 2003
Brett Millar	Director	43	December 1, 2004
Steven Flores	Director	55	December 22, 2004
Matthew Swee Kong Yoon	Chief Financial Officer and Treasurer	48	May 1, 2004
Heetor Robin Wald	Chief Technical Officer	30	September 1, 2003

Denis Beaudoin	Director of Engineering	48	October 1, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Cockburn, President, Chief Executive Officer, Secretary and Director

On November 7, 2003, John Cockburn was appointed as a director and officer of our company, assuming the positions of president, treasurer and secretary. Mr. Cockburn resigned as treasurer on May 21, 2004. Prior to becoming a director of our company, Mr. Cockburn was the president, chief executive officer and director of Bulldog Technologies (Nevada) since January 2000 and Bulldog Technologies (BC) since September 1998. Mr. Cockburn has held a variety of positions over the past forty years, primarily in the engineering and security fields. His experience includes management, estimating, design, sales and marketing and installations. Since his immigration to Canada in 1975, Mr. Cockburn has been involved in the design of lighting systems, hydro systems and closed circuit television (CCTV) systems, and various types of custom security systems. From May 1976 to September 1982, he held the position of General Manager at Northern Pacific Security Systems, Nor Pac Electric and Nor Pac Lighting in Vancouver, Canada. Mr. Cockburn went on to develop and operate London Alarms Ltd., installing high quality security systems for seven years from October 1982 to September 1990. With a diploma in electrical engineering, Mr. Cockburn designed and built the original container security system, the predecessor of the BOSS Online Security Systems.

Brett Millar, Director

Brett Millar was appointed as a director of our company on December 1, 2004. Since 2004, Mr Millar has been employed by Cisco Systems, Inc. as Senior Manager, Brand Protection - Americas. From 1989 to 2002, Mr. Millar was a former Supervisory Special Agent with the Federal Bureau of Investigation (FBI). During his 13 years with the FBI, he specialized in major theft, black marketing and supply chain investigations through the United States. Mr. Millar has received numerous government and industry awards for his investigative efforts. After leaving the FBI, from 2002 to 2004 Mr. Millar was president and chief executive officer of his own consulting firm, Brett Millar International and devoted significant time and effort to the development of advanced tracking systems and supply chain security. Mr. Millar has lectured and instructed before the National Cargo Security Council, the American Trucking Association, the Food Marketing Institute, the International Mass Retailers Association, the Technology Asset Protection Association, and various other industry groups. Mr. Millar is a member of the National Cargo Security Council and the Association of Certified Fraud Examiners. Mr. Millar is a former infantry captain with the United States Army and is a graduate of California Polytechnic State University in San Louis Obispo California.

Steven Flores, Director

Steven Flores was appointed as a director of our company on December 22, 2004. Mr. Flores has over thirty-five years of accounting experience as an accountant with organizations including Price Waterhouse Coopers, Xerox Corporation, and an independent registered public accounting firm in California specializing in manufacturing, asset management, audit, tax planning and compliance, and non-profit consulting. In addition, Mr. Flores has been a faculty member of California State Polytechnic University at Pomona (retired emeritus), University of La Verne, and Rio Hondo Community College. Mr. Flores has also participated in numerous non-profit community service organizations serving both as an active member and a member of the board of directors. Mr. Flores has both graduate and undergraduate degrees in accounting, finance, and marketing. Mr. Flores is currently a member of American Institute of Certified Public Accountants, California Society of Certified Public Accountants, and Association of Latino Professionals in Finance and Accounting.

Matthew Swee Kong Yoon, Chief Financial Officer and Treasurer

Matthew Yoon was appointed as our chief financial officer and treasurer effective May 1, 2004. Mr. Yoon is a Fellow of the Association of Chartered Certified Accountants (U.K.), and holds a certificate in advanced management studies from Brunel University, (U.K.). Mr. Yoon is a member of the Certified General Accountants Association of British Columbia and Canada. From 1983 to 1985, Mr. Yoon was employed as an auditor by KPMG in Singapore. Mr. Yoon sought a transfer to KPMG in Malaysia where he worked from 1985 to 1990 as auditor and financial consultant. In 1990, Mr. Yoon joined Bumiputra Merchant Bank, a merchant bank owned by a major Malaysian bank. During his tenure there, he headed the corporate finance department that provided advisory services in the areas of initial public offerings, fund raising through private placements, rights issues, project advisory services and privatization. Mr. Yoon held the position of acting chief executive officer of Bumiputra Merchant Bank in 2000. Following the merger of Bumiputra Merchant Bank with another Malaysian merchant bank to form Alliance Merchant Bank in 2000, Mr. Yoon was appointed co-Head of the enlarged corporate finance department of the merged bank and served in that capacity from 2001 to 2002. In 2003, Mr. Yoon has acted as a consultant to a fuel cell company, and worked as a cost accountant for a manufacturing company in North Vancouver, British Columbia.

Robin Heetor Wald, Chief Technical Officer

Heetor Wald was appointed as the chief technical officer of our subsidiary effective September 1, 2003. Mr. Wald has worked in executive engineering management, software testing and design, and radio frequency system implementation for the past eight years. Mr. Wald holds a Bachelor of Science Degree (Electrical Engineering Technologies) from DeVry Institute of Technology, Phoenix, Arizona, and a Master of Business Administration degree from the University of San Diego, California. Mr. Wald worked for Qualcomm Inc. in San Diego from 1996 to 2003, in the following capacities: Senior Engineer (Software Quality Assurance) and Senior Business Development Engineer (Wireless Infrastructure). His experience includes work with wireless voice and data systems, both terrestrial and satellite based.

Denis Beudoin - Director of Engineering

Denis Beaudoin was appointed as our director of engineering in October 2004. Mr. Beaudoin has over 24 years of product development and engineering management experience with a number of large and small companies, which include Motorola (Wireless Data Group), Sierra Wireless (where he managed the development team for the first CDPD AirCard product in 1995), EXI Wireless (Director of Engineering and Manufacturing for RFID products) and Epson R&D (Director of IC Design). He graduated in 1980 from the University of Ottawa with a Bachelor of Applied Science (Electrical Engineering) and currently has his name on seven patents.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Steven Flores qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Mr. Flores qualifies as an “audit committee financial expert” because he is a certified public accountant with over thirty-five years of accounting experience.

Audit Committee

Steven Flores is the sole member of our audit committee.

Code of Ethics

Effective November 28, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended August 31, 2005 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Cockburn	5(2)	38(2)	Nil
Brett Millar	1(1)	1(1)(2)	Nil

(1)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our chief executive officer;
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended July 31, 2005, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended August 31, 2005, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
John Cockburn President, CEO, Director and Secretary(2)	2005 2004 2003	$209,606 $92,265 $72,979	Nil Nil Nil	Nil Nil Nil	Nil 825,000(3) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
James McMillan Chief Operating Officer and Director(4)	2005 2004 2003	$115,987 $9,167 $Nil	Nil Nil Nil	56,250(5) 112,500(5) Nil	Nil 600,000(5) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)             The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)             John Cockburn became our president, secretary and treasurer on November 7, 2003. Mr. Cockburn resigned as our treasurer on May 21, 2004. Mr. Cockburn was paid a salary by Bulldog Technologies (BC), our subsidiary, of $92,265 and $72,979, respectively, for the years ended August 31, 2005 and 2004.

(3)             John Cockburn was granted stock options to purchase up to 825,000 common shares of our company on September 2, 2004. The options are exercisable at a price of $1.60 per share until August 4, 2009. These options vest over 36 months beginning on September 2, 2004, with a total of 22,916 options vesting each month for the first 35 months and 22,940 options vesting in month 36.

(4)             Our company terminated the employment of James McMillan in April 2005.

(5)             James McMillan was granted options to purchase 600,000 common shares of our company on September 2, 2004. The options were exercisable at a price of $1.60 per share until August 4, 2009. Pursuant to the terms of the option agreement, 50,000 options vested immediately and 15,278 options vested over 36 months beginning on September 5, 2004. These stock options expired in April 2005. Mr. McMillan was paid a salary by Bulldog Technologies (BC) of $9,167 for the year ended August 31, 2004. Mr. McMillan was also issued 150,000 shares pursuant to a Director Services Agreement dated November 17, 2003. All 150,000 shares have been issued to him.

Stock Options and Stock Appreciation Rights

During the year ended August 31, 2005, we did not grant any stock options to any of our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John Cockburn	Nil	Nil	389,572	435,428	N/A	N/A
James McMillan	Nil	Nil	Nil	Nil	N/A	N/A

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of August 31, 2005 ($1.02 per share on OTC Bulletin Board) and the exercise price of the individual's options.

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

We entered into a Director Service Agreement dated November 17, 2003 with Boo Jock Chong, a former director of our company, whereby we agreed to issue 125,000 shares of our common stock in consideration of his services as a director of our company. All 125,000 shares have been issued. On December 22, 2004, we granted to Mr. Chong 50,000 stock options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.60 per share in consideration of his services as a director. We also agreed to pay Mr. Chong a commission of 3% of any monies received for the sales of our products generated by Mr. Chong. No such commission has been paid to date. Upon termination of the agreement, Mr. Chong shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

We entered into a Director Services Agreement dated December 22, 2004 with Steven Flores whereby we agreed to issue 100,000 options to acquire an aggregate of 100,000 shares of our common stock at an exercise price of $1.60 per share in consideration for his services as a director. All options are currently vested and exercisable and expire on December 22, 2009. No options have been exercised by Mr. Flores to date under the agreement.

We entered into a stock option and subscription agreement dated December 16, 2004, with Bret Millar whereby we agreed to issue 50,000 options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.60 per share in consideration for his services as a director of the company. All options are currently vested and exercisable, and none have been exercised by Mr. Millar. Additionally, we entered into a stock option and subscription agreement dated July 16, 2004 with Mr. Millar, whereby we agreed to issue 50,000 options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $2.42 per share in consideration for Mr. Millar serving on our company’s advisory board. All of the options are currently vested and exercisable and none have been exercised by Mr. Millar. The December 16, 2004 options expire on December 16, 2009 and the July 16, 2004 options expire on July 16, 2009.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

AND CHANGE IN CONTROL ARRANGEMENTS

We employ John Cockburn pursuant to an employment agreement dated December 24, 2003, as amended May 1, 2004 and August 1, 2004, whereby Mr. Cockburn receives an annual salary, payable in monthly installments, of $200,000 commencing August 1, 2004. In the original employment agreement, we agreed to issue to Mr. Cockburn an aggregate of 1,100,000 shares of our common stock as follows: 500,000 shares of our common stock on October 1, 2003 (which were issued in January 2004) and 300,000 shares of our common stock on each of October 1, 2004 and October 1, 2005. On September 14, 2004 John Cockburn returned the 500,000 shares for cancellation. Mr. Cockburn also receives a commission of 3% of any monies received by us from the sales of our products generated by Mr. Cockburn. We entered into a stock option and subscription agreement dated September 2, 2004 with John Cockburn in consideration for his duties as chief executive officer, whereby our company agreed to issue 825,000 options to acquire an aggregate of 825,000 shares of our common stock at an exercise price of $1.60. To date, 343,740 options are vested and exercisable (within 60 days) of the 825,000 options that were granted on September 5, 2005. Pursuant to the terms of the agreement, 22,916 options vest each month for the first 35 months and 22,940 options vest in month 36. To date, none of the options have been exercised by Mr. Cockburn. Mr. Cockburn is entitled to terminate the employment agreement upon one month's written notice, plus an additional two weeks notice for each year of employment. Upon receipt of this notice we will pay Mr. Cockburn three months base salary (plus two weeks for each year of employment) Mr. Cockburn has completed with us. We are entitled to terminate the agreement at any time without cause upon three months' notice, or payment of three months' base salary in lieu of notice, plus an additional three months' notice for each year of employment Mr. Cockburn has completed with us.

We have entered into a stock option and subscription agreement dated September 2, 2004 with Matthew Yoon, whereby we agreed to issue 150,000 options to acquire an aggregate of 150,000 shares of a common stock at an exercise price of $1.60 per share in consideration for his services as chief financial officer and treasurer. To date, 62,490 options are vested and exercisable (within 60 days) of the 150,000 options that were granted on September 2, 2004. Pursuant to the terms of the agreement, 4,166 options vest each month for the first 35 months and 4,190 options vest in month 36. To date, none of the options have been exercised by Mr. Yoon. We entered into an additional stock option and subscription agreement dated September 2, 2004 with Matthew Yoon, whereby we agreed to issue 150,000 options to acquire an aggregate of 150,000 shares of our common stock at an exercise price of $2.20 per share. All such options are vested and exercisable and none have been exercised by Mr. Yoon. We entered into an Employment Agreement dated May 1, 2004, as amended on August 1, 2004, whereby we agreed to pay Mr. Yoon a salary of CDN$8,000 per month in consideration for his services as chief financial officer and treasurer of our company.

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

Stock Option Plan

On March 1, 2004, we adopted a stock option plan for the purpose of attracting and retaining the best personnel for our company and to provide additional incentives to our employees, officers and directors. We can grant options to acquire up to 5,000,000 shares of our common stock. The 2004 Stock Option Plan was amended and effective as of November 17, 2004, and authorized of the issuance of a maximum of 7,000,000 shares of common stock to eligible employees, directors, officers and employees of the company or its subsidiaries.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Stock Option Plan on March 1, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2005. For details on our equity compensation plans, see the section entitled Market for Common Equity and Related Stockholder Matters on page 17 of this annual report.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 1, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Cockburn 3640 River Road Richmond, BC V7C 5M5	4,687,429 (2)	19.1%
Brett Millar 310 E. McCoy, Unit 7A Santa Maria, CA 93455	100,000(3)	*%
Steven Flores 1501 E. Orangethorpe Avenue Suite 100 Fullerton, CA 92831	100,000(4)	*%
Matthew Yoon 101E-3081 Glen Drive Coquitlam, BC V3B 2P8	216,656(5)	*%
Directors and Officers (as a group)	5,104,085 (6)	20.4%

* Less than 1% of the issued and outstanding shares of our company as of November 1, 2005.

(1)            Based on 24,047,317 shares issued and outstanding as of November 1, 2005 and, as to a specific person, shares issuable pursuant to the exercise of share purchase warrants exercisable within 60 days.

(2)             Includes 3,000,000 shares of common stock held by Rosedene Investments Limited and 5,000 shares of common stock held by the John Cockburn Family Trust, all of which are beneficially owned by John Cockburn. It also includes 145,000 shares owned by Jan Roscovich, Mr. Cockburn’s wife. Also includes 389,572 options (exercisable within 60 days) of the 825,000 options that were granted on September 2, 2004. The options vest over 36 months beginning on September 5, 2004, with a total of 22,916 options vesting each month for the first 35 months and 22,940 options vesting in month 36. Further includes 141,661 options (exercisable within 60 days) of the 300,000 options that were granted to Jan Roscovich on September 2, 2004. The options vest over 36 months beginning September 5, 2004, with a total of 8,333 options vesting each month for the first 35 months and 8,345 options vesting in month 36.

(3)            Includes 50,000 options with an exercise price of $2.42 per share and 50,000 options with an exercise price of $1.60 per share.

(4)            Includes 100,000 options with an exercise price of $1.60 per share.

(5)             Includes 66,656 options (exercisable within 60 days) of the 150,000 options that were granted on September 2, 2004. The options vest over 36 months beginning on September 5, 2004, with a total of 4,166 options vesting each month for the first 35 months and 4,190 options vesting in month 36. Also includes 150,000 options with an exercise price of $2.20 per share.

(6)             Includes 947,889 options exercisable within 60 days.

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

We paid Jan Roscovich, the wife of John Cockburn, a management fee and salary in the aggregate amount of approximately $58,000, (CDN$73,200) for the year ended August 31, 2004. Pursuant to an employment agreement dated August 31, 2005, between our company and Jan Roscovich, our company has agreed to pay Ms. Roscovich a base salary of approximately $67,000 (CDN$84,000) per year for a three year period commencing on August 1, 2005 and ending on July 31, 2008 in consideration for her services as the Director of Marketing Communications. In addition to receiving base salary, the employment agreement contemplates the issuance of 100,000 stock options at an exercise price of $1.25 per share in consideration of past services and 300,000 stock options at an exercise price of $1.25 per share as an incentive for continued employment with our company. The stock options are to be granted in accordance with a stock option agreement.

We entered into a Director Services Agreement dated November 17, 2003 with James McMillan, a former director and executive officer of our company, whereby we agreed to issue an aggregate of 150,000 shares of common stock. All 150,000 shares have been issued. Until his termination in April 2005, our company employed James McMillan pursuant to an employment agreement dated July 7, 2004, as amended on August 1, 2004, whereby Mr. McMillan received an annual salary of $110,000, payable in monthly installments, commencing August 1, 2004. Mr. McMillan also received a guaranteed bonus of $34,000 per annum, payable in monthly installments of $2,833 per month. We entered into an additional stock option and subscription agreement dated September 2, 2004 with James McMillan in consideration for his duties as chief operating officer of our company, whereby we agreed to issue 600,000 options to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $1.60. We were entitled to terminate the agreement at any time without cause upon three months notice, or payment of three months’ base salary in lieu of such notice. In April, we terminated Mr. McMillan’s employment and all of the vested stock options expired at that time.

We entered into a Director Services Agreement dated November 17, 2003 with Boo Jock Chong, a former director of our company, whereby we agreed to issue 125,000 shares of our common stock in consideration of his services as a director of our company. All 125,000 shares have been issued. On December 22, 2004, we granted to Mr. Chong 50,000 stock options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.60 per share in consideration for his services as a director. We also agreed to pay Mr. Chong a commission of 3% of any monies received for the sales of our products generated by Mr. Chong. No such commission has been paid to date. Upon termination of the agreement, Mr. Chong shall be entitled to receive as his full and sole compensation in discharge of his obligations, all sums due and payable under the agreement to the date of termination.

We employ John Cockburn pursuant to an employment agreement dated December 24, 2003, as amended May 1, 2004 and August 1, 2004, whereby Mr. Cockburn receives an annual salary, payable in monthly installments, of $200,000 commencing August 1, 2004. In the original employment agreement, we agreed to issue to Mr. Cockburn an aggregate of 1,100,000 shares of our common stock as follows: 500,000 shares of our common stock on October 1, 2003 (which were issued in January 2004) and 300,000 shares of our common stock on each of October 1, 2004 and October 1, 2005. On September 14, 2004, John Cockburn returned the 500,000 shares for cancellation. Mr. Cockburn also receives a commission of 3% of any monies received by us from the sales of our products generated by Mr. Cockburn. No commission has been paid to date. We entered into a stock option and subscription agreement dated September 2, 2004 with John Cockburn in consideration for his duties as chief executive officer, whereby our company agreed to issue 825,000 options to acquire an aggregate of 825,000 shares of our common stock at an exercise price of $1.60. To date, 343,740 options are vested and exercisable (within 60 days) of the 825,000 options that were granted on September 5, 2004. Pursuant to the terms of the agreement, 22,916 options vest each month for the first 35 months and 22,940 options vest in month 36. To date, none of the options have been exercised by Mr. Cockburn. Mr. Cockburn is entitled to terminate the employment agreement upon one month's written notice, plus an additional two weeks notice for each year of employment. Upon receipt of this notice we will pay Mr. Cockburn three months base salary (plus two weeks for each year of employment) Mr. Cockburn has completed with us. We are entitled to terminate the agreement at any time without cause upon three months' notice, or payment of three months' base salary in lieu of notice, plus an additional three months' notice for each year of employment Mr. Cockburn has completed with us.

We entered into a stock option and subscription agreement dated September 2, 2004 with Jan Roscovich, wife of Mr. Cockburn, whereby we agreed to issue 300,000 options to acquire an aggregate of 300,000 shares of our common stock at an exercise price of $1.60 per share in consideration for her duties as head of the administrative department of our company. To date, 124,995 options are vested and exercisable (within 60 days) of the 300,000 options that were granted on September 2, 2004 with a total of 8,333 options vesting each month for the next 35 months and 8,345 options vesting in month 36. To date, none of such options have been exercised by Ms. Roscovich.

We entered into a Director Services Agreement dated December 22, 2004 with Steven Flores whereby we agreed to issue 100,000 options to acquire an aggregate of 100,000 shares of our common stock at an exercise price of $1.60 per share in consideration for his services as a director. All options are currently vested and exercisable (within 60 days) and expire on December 22, 2009. No options have been exercised by Mr. Flores to date under the agreement.

We entered into a stock option and subscription agreement dated December 16, 2004, with Bret Millar whereby we agreed to issue 50,000 options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.60 per share in consideration for his services as a director of the company. All options are currently vested and exercisable, and none have been exercised by Mr. Millar. Additionally, we entered into a stock option and subscription agreement dated July 16, 2004 with Mr. Millar, whereby we agreed to issue 50,000 options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $2.42 per share in consideration for Mr. Millar serving on our company’s advisory board. All of the options are currently vested and exercisable (within 60 days) and none have been exercised by Mr. Millar. The December 16, 2004 options expire on December 16, 2009 and the July 16, 2004 options expire on July 16, 2009. During the year ended August 31, 2005 Mr. Millar received $12,000 as fees.

We have entered into a stock option and subscription agreement dated September 2, 2004 with Matthew Yoon, whereby we agreed to issue 150,000 options to acquire an aggregate of 150,000 shares of a common stock at an exercise price of $1.60 per share in consideration for his services as chief financial officer and treasurer. To date, 62,490 options are vested and exercisable (within 60 days) of the 150,000 options that were granted on September 2, 2004. Pursuant to the terms of the agreement, 4,166 options vest each month for the first 35 months and 4,190 options vest in month 36. To date, none of the options have been exercised by Mr. Yoon. We entered into an additional stock option and subscription agreement dated September 2, 2005 with Matthew Yoon, whereby we agreed to issue 150,000 options to acquire an aggregate of 150,000 shares of our common stock at an exercise price of $2.20 per share. All such options are vested and exercisable and none have been exercised by Mr. Yoon. We entered into an Employment Agreement dated May 1, 2004, as amended on August 1, 2004, whereby we agreed to pay Mr. Yoon a salary of approximately $6,400 (CDN$8,000) per month in consideration for his services as chief financial officer and treasurer of our company.

In September 2003, we issued 200,000 shares of our common stock to John Cockburn in settlement of accounts payable to him of $50,000.

The promoters of our company are our directors and officers.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a Nevada corporation, Bulldog Acquisition Corp. and John Cockburn
2.2(1)

Share Purchase Agreement dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a British Columbia company, John Cockburn and the remaining shareholders of Bulldog Technologies Inc., a British Columbia company

3.1(2)	Articles of Incorporation
3.2(2)	Bylaws
3.3(3)	Articles of Merger between Bulldog Acquisition Corp. and Northward Ventures, Inc.
10.1(2)	Option Agreement dated July 29, 2002
10.2(4)	Option amendment dated July 15, 2003
10.3(5)	Export Finance Facility Agreement, dated July 10, 2001, between I Trade Finance Inc. and Bulldog Technologies Inc., a British Columbia company
10.4(5)	Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn
10.5(5)	Addendum, dated December 11, 2001, to Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn
10.6(5)	Subscription Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc.
10.7(5)	Investor Registration Rights Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc.
10.8(5)	Lease Agreement dated June 16, 2003, between Ace Fire Prevention Ltd. and Bulldog Technologies Inc., a British Columbia company
10.9(3)	Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and Boo Jock Chong
10.10(3)	Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and James McMillan

10.11(3)	Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich
10.12(3)	Employment Agreement, dated December 1, 2003, between Bulldog Technologies Inc. and Alexander Potter
10.13(3)	Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn
10.14(6)	Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Greg Burnett
10.15(6)	Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Raymond Irvine
10.16(6)	Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd.
10.17(6)	Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A.
10.18(7)	Distribution Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.19(7)	Development Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.20(7)

Form of Securities Purchase Agreement with the following:

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.21(7)

Form of Registration Rights Agreement with the following:

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.22(8)	Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn
10.23(8)	Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon
10.24(8)	Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc.
10.25(8)	Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald
10.26(8)	Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski
10.27(9)	Employment Agreement dated July 7, 2004 with James McMillan
10.28(9)	Employment Agreement dated July 7, 2004 with Darrel Huskey
10.29(9)	Employment Agreement dated July 14, 2004 with Pat Donohue
10.30(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Brett Millar	50,000
	Charles Miller	50,000
	Darrel Huskey	450,000
	Pat Donohue	300,000
10.31(9)	Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc.
10.32(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	John Cockburn	825,000
	James McMillan	600,000
	Heetor Robin Wald	300,000
	Jan Roscovich	300,000
	Matthew Yoon	150,000
	Valery Krutov	180,000
	Volodmymyr Lyaskalo	75,000
	Sam Raich	180,000
10.33(9)	Amendment Agreement dated August 1, 2004 with James McMillan
10.34(9)	Amendment Agreement dated August 1, 2004 with Darrel Huskey
10.35(9)	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn
10.36(9)	Amendment Agreement dated August 1, 2004 with Matthew Yoon
10.37(9)	Amendment Agreement dated August 8, 2004 with Pat Donohue
10.38(9)	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer

10.39(9)	Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.
10.40(9)	Distribution Agreement dated September 24, 2004 with Phase II Financial
10.41(9)	Employment Agreement dated October 28, 2004 with Mark Stoochnoff
10.42(10)	Employment Agreement dated November 15, 2004 with Richard Booth
10.43(10)	Employment Agreement dated November 15, 2004 with Gordon Hardman
10.44(10)	Employment Agreement dated November 15, 2004 with Michael Carpenter
10.45(10)	Employment Agreement dated November 15, 2004 with John Pyne
10.46(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Denis Beaudoin	300,000
	Richard Booth	300,000
	Gordon Hardman	300,000
	Michael Carpenter	300,000
	John Pyne	300,000
	Brett Millar	50,000
	Boo Jock Chong	50,000
	Alan Atkinson	300,000
	Jose Rueda	150,000
10.47(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Michael Molina	50,000
	Steven Flores	100,000
10.48(11)	Engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC
10.49(11)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Alexander Lashkov	80,000
	Robert Dierker	50,000
	Aaron Hei Ying Mak	100,000
	Renato Kwan	50,000
	Jessica Glass	30,000
	Jerald M. Quadros	60,000
	Mark Stoochnoff(1)	300,000
	Kristina Beach	20,000
10.50(11)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Laura Baun(1)	30,000
	Jon Garcia(1)	30,000
	Joe C. Martinez(1)	30,000
10.51(11)	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin
10.52(11)	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin
10.53(11)	Option cancellation agreement dated April 4, 2005 with Jose Rueda
10.54(12)	Termination agreement dated April 27, 2005 with James McMillan
10.55(12)	Settlement agreement dated April 15, 2005 with Alexander Potter
10.56(12)	Mutual Termination Agreement dated June 24, 2005 with Goliath Solutions LLC
10.57(13)	Convertible Note and Warrant Purchase Agreement dated August 29, 2005, with Omicron Master Trust, Nite Capital, LP, RHP Master Fund, Ltd. and Iroquois Master Fund Ltd.
10.58(13)	Form of Convertible Note
10.59(13)	Form of Warrant Certificate
21.1*	Subsidiaries of Bulldog Technologies Inc. Bulldog Technologies (BC) Inc. (incorporated in British Columbia) Bulldog Technologies Mexico, S.A. DE C.V. (incorporated in Mexico)
23.1*	Consent of BDO Dunwoody LLP
(31)	302 Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Previously submitted with our Current Report on Form 8-K filed on November 4, 2003.

(2)	Previously submitted with our Form SB-2 that was originally filed with the commission on September 28, 2002.

(3)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.

(4)	Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.

(5)	Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003.

(6)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.

(7)	Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.

(8)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.

(9)	Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.

(10)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.

(11)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 15, 2005.

(12)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2005.

(13)	Previously submitted with our Current Report on Form 8-K filed on September 7, 2005.
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP (including an accrual of year end audit fees) for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with registration statements, statutory and regulatory filings were $83,000 and $75,000 for the fiscal years ended August 31, 2005 and 2004, respectively. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

The aggregate fees billed for assurance and related services by BDO Dunwoody LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $Nil and $Nil for the fiscal years ended August 31, 2005 and 2004, respectively.

Tax Fees

The aggregate fees billed by BDO Dunwoody LLP for tax compliance, tax advice and tax planning services were $15,300 and $1,800 for the fiscal years ended August 31, 2005 and 2004, respectively.

All Other Fees

The aggregate fees billed by BDO Dunwoody LLP for other products and services not described above were $Nil and $Nil for the fiscal years ended August 31, 2005 and 2004, respectively.

Our audit committee has adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to the corporation by its independent auditors. Under the policy, the audit committee has pre-approved the provision by the corporation’s independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the audit committee must be submitted to the audit committee by the independent auditors, and the independent auditors must advise the audit committee as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee may delegate either type of pre-approval authority to one or more of its members.

The audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLDOG TECHNOLOGIES INC.

By: /s/ John Cockburn

John Cockburn

President, Secretary, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 28, 2005

By: /s/ Matthew Yoon

Matthew Swee Kong Yoon

Chief Financial Officer (Principal Financial Officer

and Principal Accounting Officer)

Date: November 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn

John Cockburn

President, Secretary, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 28, 2005

By: /s/ Brett Millar

Brett Millar, Director

Date: November 28, 2005

By: /s/ Steven Flores

Steven Flores, Director

Date: November 28, 2005