Form 10QSB
period 2005-11-30
BULLDOG TECHNOLOGIES INC
filed 2006-01-23
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-50321

Bulldog Technologies Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Place, Suite 301 – 11120 Horseshoe Way, Richmond, B.C., Canada V7A 5H7

(Address of principal executive offices)

604.271.8656

(Issuer's telephone number)

#128, 11180 Coppersmith Place, Richmond, B.C., Canada V7A 5G8

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,655,288 common shares issued and outstanding as at January 4, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended November 30, 2005 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005 and August 31, 2005

(Unaudited - Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS (Amounts Stated in US Dollars)

	(Unaudited) November 30, 2005	August 31, 2005

Assets

Current
Cash	$25,651	$150,263
Short-term investments (Note 4)	1,087,243	464,834
Amount receivable	51,595	26,526
Prepayment to trade supplier	164,173	172,196
Inventory (Note 5)	696,516	329,465
Prepaid expenses (Note 8)	212,326	240,483

Total current assets	2,237,504	1,383,767

Property, plant and equipment	584,327	574,075
Deferred financial costs (Note 10)	368,551	-

Total Assets	$3,190,382	$1,957,842

Liabilities and Stockholders' Equity
Liabilities
Current
Bank loan (Note 6)	$64,273	$-
Accounts payable and accrued liabilities	376,403	243,163
Liability for warrants subject to registration (Notes 8 and 10)	1,994,199	499,026

Total current liabilities	2,434,875	742,189

Long-term Liabilities
Convertible notes payable (Note 10)	439,261	-

Total liabilities	2,874,136	742,189

Stockholders' Equity
Capital Stock (Note 8)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
24,259,581 issued (August 31, 2005: 24,047,317 issued)	24,259	24,047
Additional paid-in capital	8,181,836	7,201,210
Accumulated other comprehensive income
- cumulative translation adjustment	242,115	184,999
Deficit accumulated during the development stage	(8,131,964)	(6,194,603)

Total Stockholders' Equity	316,246	1,215,653

Total Liabilities and Stockholders' Equity	$3,190,382	$1,957,842

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited – Amounts Stated in US Dollars)
	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2005

Revenues	$-	$-	$322,924

Expenses
General and administrative
Consulting fees and commissions (Note 9)	81,921	215,658	1,501,680
Depreciation	45,855	15,155	193,816
Office and general	199,148	81,469	1,261,882
Professional fees	56,562	49,287	622,958
Rent	34,525	8,921	262,321
Salaries and wages	446,964	365,678	4,606,608
Trade shows, travel and marketing	150,770	129,624	943,587
Research and development	211,585	99,969	1,398,078

	(1,227,330)	(965,761)	(10,790,930)

Loss from operations	(1,227,330)	(965,761)	(10,468,006)

Other income (expenses)
Gain (loss) on revaluation of liability for warrants subject to registration rights	(507,539)	(195,330)	3,392,945
(Notes 8 and 10)
Interest expense	(190,175)	-	(227,965)
Interest income	10,950	20,906	68,322
Loss on settlement of accounts payable	-	-	(954,000)
Foreign exchange gain (loss)	(23,267)	-	56,740

Net loss for the period	$(1,937,361)	$(1,140,185)	$(8,131,964)

Basic and diluted loss per share	$(0.08)	$(0.05)

Weighted average shares outstanding	24,058,980	23,224,265

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited – Amounts Stated in US Dollars)

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2005

Net loss for the period	$(1,937,361)	$(1,140,185)	$(8,131,964)

Foreign currency translation	57,116	313,406	242,115

Comprehensive loss	$(1,880,245)	$(826,779)	$(7,889,849)

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Amounts Stated in US Dollars)

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	Cumulative from September 23, 1998 (Date of Inception) to November 30, 2005

Cash flows provided (used in) by operating activities:
Net loss for the period	$(1,937,361)	$(1,140,185)	$(8,131,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	45,855	15,155	193,816
Expenses paid by affiliated company	-	-	301,303
Issue of common stock for services during the period	-	-	1,597,079
Stock option compensation	7,246	194,787	788,857
Loss (gain) on revaluation of liability for warrants subject to	507,539	195,330	(3,392,945)
registration rights
Loss on settlement of accounts payable	-	-	954,000
Amortization of beneficial conversion option	129,070	-	129,070
Accretion and amortization of note discount	19,406	-	19,406

(Increase) decrease in assets
Receivables	(25,599)	-	(51,121)
Prepayment to suppliers	8,023	(11,935)	(164,173)
Inventory	(373,794)	(46,900)	(685,191)
Prepaid expenses	58,002	(110,509)	(84,465)
Increase in accounts payable and accrued liabilities	137,821	47,173	866,555

Net cash used in operating activities	(1,423,792)	(857,084)	(7,659,773)

Cash flows used in investing activities
Purchase of property, plant and equipment	(66,046)	(22,652)	(750,160)
Purchase of short-term investments	(629,347)	(95,395)	(962,271)

Cash used in investing activities	(695,393)	(118,047)	(1,712,431)

Cash flows provided by (used in) financing activities
Bank loan	64,273	-	64,273
Loans payable	-	-	54,500
Issuance of common shares	-	1,073,288	7,478,065
Issuance of convertible notes, net of issue costs	1,883,450	-	1,883,450
Shares repurchased	-	-	(20,000)

Net cash provided by financing activities	1,947,723	1,073,288	9,460,288

Increase (decrease) in cash	(171,462)	98,157	88,084
Effect of foreign exchange rate changes on cash	46,850	9,233	(62,433)

Net (decrease) increase in cash	(124,612)	107,390	25,651
Cash and cash equivalents, beginning of period	150,263	46,021	-

Cash and cash equivalents, end of period	$25,651	$153,411	$25,651

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$21,413

Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$-	$162,000	$770,200
Issuance of shares in settlement of loans payable	$-	$-	$54,500
Issuance of shares for services included in prepaid expenses	$63,000	$-	$261,000
Issuance of shares upon conversion of convertible notes	$137,547	$-	$137,547
payable
Issuance of shares on recapitalization (Note 3)	$-	$-	$796

SEE ACCOMPANYING NOTES

      BULLDOG TECHNOLOGIES INC.

      (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period from September 23, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Amounts Stated in US Dollars)

				Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total

		Common Stock (a)
		Shares	Par Value

On inception of Bulldog BC,
September 23, 1998		465,000	$465	$(138)	$-	$-	$327
Issuance of stock in Bulldog BC
for cash	- at $0.34	20,000	20	6,683	-	-	6,703
	- at $0.67	125,000	125	83,663	-	-	83,788
	- at $1.34	22,500	23	30,140	-	-	30,163
Issuance of stock in Bulldog BC
for services		8,000	8	16,079	-	-	16,087
Foreign exchange translation adjustment		-	-	-	(12)	-	(12)
Net loss		-	-	-	-	(114,968)	(114,968)

Balance, August 31, 1999 (Bulldog BC)		640,500	641	136,427	(12)	(114,968)	22,088
Issuance of stock in Bulldog BC
for cash	- at $0.68	25,000	25	16,965	-	-	16,990
	- at $1.02	8,000	8	8,147	-	-	8,155
	- at $1.36	2,500	2	3,398	-	-	3,400
Issuance of stock in Bulldog BC
for services		34,000	34	9,494	-	-	9,528
On inception of Bulldog Nevada
	- at $0.001	7,035,000	7,035	-	-	-	7,035
Issuance of stock in Bulldog Nevada
for cash	- at $1.00	613,727	614	613,113	-	-	613,727
Foreign exchange translation adjustment		-	-	-	289	-	289
Net loss		-	-	-	-	(531,252)	(531,252)

Balance, August 31, 2000 (combined)		8,358,727	8,359	787,544	277	(646,220)	149,960

SEE ACCOMPANYING NOTES

Continued

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
for the period from September 23, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Amounts Stated in US Dollars)

				Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total

		Common Stock (a)
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

Continued

        BULLDOG TECHNOLOGIES INC.
        (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period from September 23, 1998 (Date of Inception) to November 30, 2005
      (Unaudited - Amounts Stated in US Dollars)

				Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total

		Common Stock (a)
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

Continued

      BULLDOG TECHNOLOGIES INC.
      (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period from September 23, 1998 (Date of Inception) to November 30, 2005
      (Unaudited - Amounts Stated in US Dollars)

				Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage

		Common Stock (a)
		Shares	Par Value				Total

Balance, August 31, 2003
(combined, carried forward)		9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog
Nevada for cash	- at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog
Nevada for services and debt
settlement		391,000	391	97,359	-	-	97,750
Redemption and cancellation of
shares in Bulldog Nevada
for cash	- at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)

		9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders'
equity of the Company at the
recapitalization date (Note 3)		9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on
private placement	- at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt
settlement	- at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services – at $1.50		35,500	35	53,215	-	-	53,250
Issuance of stock for services		500,000	500	999,500	-	-	1,000,000
Stock option compensation		-	-	492,269	-	-	492,269
Issuance of stock for cash on
private placement	- at $2.25
(net of $299,647 finder's fee)		2,219,611	2,220	-	-	-	2,220
Issuance of stock for services – at $1.50		69,000	69	103,431	-	-	103,500
Issuance of stock for services – at $1.50		15,000	15	25,335	-	-	25,350
Cancellation of shares		(500,000)	(500)	500	-	-	-

Net loss		-	-	-	-	(1,014,759)	(1,014,759)
Foreign exchange translation
Adjustment		-	-	-	(72,642)	-	(72,642)

Balance, August 31, 2004		22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	2,141,028

SEE ACCOMPANYING NOTES

Continued

      BULLDOG TECHNOLOGIES INC.

      (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period from September 23, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Amounts Stated in US Dollars)

			Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total

	Common Stock (a)
	Shares	Par Value

Balance, August 31, 2004
(carried forward)	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	$2,141,028
Issuance of stock for cash on
exercise of warrants
- at $1.00 (Note 8)	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on
exercise of warrants
- at $1.90
(net of $35,317 finder's fee
Note 8)	309,806	310	552,978	-	-	553,288
Adjustment arising on
exercise of warrants (Note 8)	-	-	292,738	-	-	292,738
Issuance of shares for services
– at $2.16 (Note 8)	150,000	150	323,850	-	-	324,000
Issuance of shares for services
– at $1.50 (Note 7)	183,000	183	274,317	-	-	274,500
				-	-
Issuance of shares as
settlement
- at $1.00 (Note 8)	12,500	12	12,488	-	-	12,500
Issuance of shares for services
– at $1.24 (Note 8)	30,000	30	37,170	-	-	37,200
Stock option compensation	-	-	289,342	-	-	289,342
Net loss	-	-	-	-	(3,586,447)	(3,586,447)
Foreign exchange translation
adjustment	-	-	-	357,504	-	357,504

Balance, August 31, 2005	24,047,317	24,047	7,201,210	184,999	(6,194,603)	1,215,653

SEE ACCOMPANYING NOTES

Continued

           BULLDOG TECHNOLOGIES INC.
                   (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
    for the period from September 23, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Amounts Stated in US Dollars)

			Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit Accumulated During the Development Stage	Total

	Common Stock (a)
	Shares	Par Value

Balance, August 31, 2005
(carried forward)	24,047,317	24,047	7,201,210	184,999	(6,194,603)	1,215,653
Beneficial conversion option
(Note 10)	-	-	836,045	-	-	836,045
Issuance of stock on
conversion of convertible
notes - at $1.06 per share
(Note 8)	212,264	212	137,335	-	-	137,547
Stock option compensation
(Note 9)	-	-	7,246	-	-	7,246
Net loss	-	-	-	-	(1,937,361)	(1,937,361)
Foreign exchange translation
adjustment	-	-	-	57,116	-	57,116

Balance, November 30, 2005	24,259,581	$24,259	$8,181,836	$242,115	$(8,131,964)	$(316,246)

(a)	Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS November 30, 2005 and August 31, 2004 (Amounts Stated in US Dollars)

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

In accordance with provisions governing the accounting for reverse acquisitions, the accounts are presented as a continuation of Bulldog BC and Bulldog Nevada, combined.

In September 2005, Bulldog BC incorporated a wholly owned subsidiary in Mexico, Bulldog Technologies Mexico, S.A. de C.V., with an issued and paid up capital of MXP50,000 (US$4,630) to conduct business in Mexico. As at November 30, 2005 Bulldog Technologies Mexico, S.A. de C.V. was inactive.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its subsidiary, Bulldog Technologies (BC) Inc. and Bulldog Technologies Mexico, S.A. de C.V. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2005, the Company has accumulated consolidated operating losses since inception of $8,131,964. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. At November 30, 2005, the Company has cash and short-term investments of approximately $1.1 million. Management anticipates that it requires approximately $4.59 million over the next twelve months to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for general working capital purposes.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended August 31, 2005 and 2004 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

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

	Three months ended
	November 30
	2005	2004

Net loss, as reported	$(1,937,361)	$(1,140,185)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method	(794,575)	(491,033)

Pro-forma net loss	$(2,731,936)	$(1,631,218)
Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.05)

Basic and diluted – pro-forma	$(0.11)	$(0.07)

The weighted average fair value of the options granted during the previous year ended August 31, 2005 to employees was $1.60 (2004 - $1.98) per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% (2004 – 0%), expected volatility of 186% (2004 - 186%), risk-free rate of 4.18% - 4.40% (2004 - 3.07% - 3.64%) and an expected life of 5 years (2004 - 5 years). Such amount is being amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months. No options were granted to employees during the three-month period ended November 30, 2005.

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

Note 4	Short-term Investments

Short-term investments consist of amounts held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 1.6% to 3.35% per annum, maturing on various dates through April 2006.

Note 5	Inventory
		As at
		November 30,	As at August
		2005	31, 2005

	Components	$203,135	$154,289
	Work in progress	58,603	63,940
	Finished goods	434,778	111,236

		$696,516	$329,465

Note 6	Bank Loan

The Company has a demand operating line of credit of approximately $385,637 (CDN$450,000) (August 31, 2005 - $379,075 (CDN$450,000)) bearing interest at 5% per annum, payable monthly. The line of credit drawn was $64,273 (CDN$75,000) as at November 30, 2005 (August 31, 2005 – $ Nil). The Company's line of credit agreement is collateralized by the short-term investments.

Note 7	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003 and 69,000 shares were issued in June 2004. The remaining 183,000 shares were issued during the year ended August 31, 2005. The Company has recorded, as compensation expense, $274,500 (three month period ended November 30, 2004 - $103,500) in respect of shares earned by the directors during the year ended August 31, 2005 under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At November 30, 2005, accounts payable and accrued liabilities are $ Nil (August 31, 2005 - $ Nil) as all common shares have been issued to the directors of the Company.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 8	Capital Stock

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of $4,994,125. Each unit consisted of one common share, 1/4 Series A share purchase warrant and 1/2 Series B share purchase warrant. The Company issued 554,902 Series A share purchase warrants exercisable at $3.50 per share for a period of five years (repriced to $1.25 per share in September 2005 Note 9) and 1,109,806 Series B share purchase warrants exercisable at $2.25 per share until the earlier of fourteen months after April 14, 2004 or eight months after a registration statement is declared effective (June 2, 2004). As part of the private placement, the Company paid a placement fee of $299,657. Additionally the Company has accrued and paid 6% of any monies received on the exercise of these warrants.

On August 29, 2005, the Company issued $2.1 million convertible notes with warrants and embedded beneficial conversion options. Under the Convertible Note and Warrant Agreement dated August 29, 2005 (Closing Date), the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible.

In accordance with the Registration Rights Agreement executed in conjunction with the Securities Purchase Agreement dated April 2004 and August 2005, the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the "Effective Date"). The Company is also required to keep the registration statement continuously effective for a period of two years from the Effective Date.

Consequently, the warrants issued in connection with these private placements are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19. Accordingly, the Company initially recorded the fair value of these warrants as a liability. Subsequently, such amount is being re-measured on each balance sheet date based on the then fair value of the warrants with the adjustment charged to the Consolidated Statement of Operations.

As at November 30, 2005, the Company has 1,513,770 share purchase warrants outstanding. The liability for the fair value of the warrants of $1,994,199 (August 31, 2005 - $499,026) was recorded on the balance sheet and $507,539 (three-month period ended November 30 2004 – $195,330) was recorded as loss on revaluation of liability for warrants subject to registration rights in the Consolidated Statement of Operations for the three-month period ended November 30, 2005. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions as at November 30, 2005: dividend yield of 0% (August 31, 2005 - 0%), expected volatility of 186% (August 31, 2005 – 186%), weighted average risk-free interest rate of 3.88% (August 31, 2005 – 3.95%) and an expected life of 3.36 years (August 31, 2005 – 3.62 years) for the Series A warrants. The Series B warrants were exercised and expired during the year ended August 31, 2005.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a pro-rata amount of the liability will be reclassified to Stockholders' Equity using the Black-Scholes value as of that date.

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company's common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 shares were issued to him on March 11, 2005. The value attributed to the common stock issued to the employee was $324,000 based on the quoted market value of the Company's common stock of $2.16 per share on the agreement date of May 4, 2004. At November 30, 2005 prepaid expenses includes $63,000 (August 31, 2005 - $90,000) in respect of common shares issued to the employee but not yet earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date.

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

In July 2004, the Company entered into a six-month service agreement to issue 5,000 shares per month for a total of 30,000 shares to be issued. Upon expiry the Company extended the original agreement on a month-to-month basis under the original terms. During August 2004, the Company issued 15,000 shares pursuant to the agreement. The value attributed to the common stock was $25,350 based on the quoted market price of the Company's common stock of $1.69 per share at the agreement date. The Company issued a further 30,000 shares of common stock during the year ended August 31, 2005 based on the weighted average market price of $1.24 for services rendered up to the date of termination of the contract. The agreement was terminated during the 2005 fiscal year.

On November 25, 2005 an investor holding $225,000 of the convertible notes (Note 10) converted the notes into 212,264 common shares.

Note 9	Stock Options and Warrants

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

As at November 30, 2005, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

As at November 30, 2005

Dividend yield	Nil %
Risk-free interest rate	3.76%
Expected volatility of the market price
of the Company's common stock	186%
Expected life of the options	5 years

The compensation expense arising from options issued to consultants in both the 2004 and 2005 year is amortized over the vesting period of the options and for the three-month period ended November 30, 2005, expenses totalling $7,246 (three-month period ended November 30, 2004 - $194,787) were included in consulting fees and commissions in the Consolidated Statement of Operations.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted
		Average Exercise
		Price

Outstanding at September 1, 2003	-	$-
Granted	3,885,000	$1.63

Outstanding at August 31, 2004	3,885,000	$1.63
Granted	2,830,000	$1.62
Forfeited	(650,000)	$1.65

Outstanding at August 31, 2005	6,065,000	$1.60
Forfeited	(1,590,000)	$1.62

Outstanding at November 30, 2005	4,475,000	$1.58

Exercisable at November 30, 2005	2,234,167	$1.60

Exercisable at August 31, 2005	2,056,667	$1.59

During the year ended August 31, 2005, the Company granted 2,580,000 stock options to employees and 250,000 stock options to non-employees. The weighted average fair value per option granted (based on the value determined at the respective grant dates) was $1.60. No options were granted during the three month period ended November 30, 2005.

A summary of the common share options exercisable and outstanding at November 30, 2005 is as follows:

Outstanding			Exercisable
Number	Exercise Price	Expiry Date	Number

175,000	$0.50	February 25, 2009	175,000
150,000	$2.20	May 4, 2009	150,000
50,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	50,000
2,760,000	$1.60	August 5, 2009	1,212,500
50,000	$1.64	August 5, 2009	50,000
700,000	$1.60	December 16, 2009	283,333
100,000	$1.60	December 22, 2009	110,000
390,000	$1.70	January 25, 2010	113,333
50,000	$1.15	March 14, 2010	40,000

4,475,000			2,234,167

On December 1, 2005, the Company granted 1,360,000 options to fourteen employees at a weighted average exercise price of $1.25 per option. The options expire between December 1, 2010 and December 26, 2010.

On December 6, 2005, the Company granted 100,000 stock options to a director at the exercise price of $1.30 per share. On December 20, 2005, the Company granted 50,000 stock options to an advisory board member at the exercise price of $1.25 per share.

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

Warrants

The following table summarizes the fully exercisable warrant transactions during the three-months ended and the balance outstanding as at November 30, 2005:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, September 1, 2003	-	$-
Issued	2,184,708	$2.27

Balance, August 31, 2004	2,184,708	$2.27
Exercised	(520,000)	$1.00
Exercised	(309,806)	$1.90
Expired	(800,000)	$2.25

Balance, August 31, 2005	554,902	$1.25
Issued (Note 10)	958,868	$1.25

Balance, November 30, 2005	1,513,770	$1.25

A summary of share purchase warrants outstanding at November 30, 2005 is as follows:

Number	Exercise Price		Expiry Date	Warrant Type

554,902	$1.25	(*)	April 15, 2009	Series A warrants
958,868	$1.25		August 29, 2010	Warrants

1,513,770

(*)	In September 2005, the Company agreed to revise the exercise price of all the Series A warrants issued to unrelated parties to $1.25 per share (previously $3.50).

Note 10	Convertible Notes

In August 2005, the Company entered into an agreement with four accredited investors to sell an aggregate of $2,100,000 of 6% convertible notes which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.06 per share, subject to adjustment according to the terms of the note agreement. Net proceeds received on September 2, 2005 totalling $1,974,000 (after deducting the agent's fee of $126,000). In addition, the Company incurred legal and accounting expenses of $90,550 related to the issuance. The interest payable on the principal amount outstanding under the convertible notes is payable quarterly in cash or common shares, at the option of the Company, with the number of shares to be determined by dividing the interest payable by the market price as defined in the note agreement. The Company may elect to make the quarterly interest payments in shares of common stock at a conversion price equal to the then current market price, which is equal to the closing sale price of our company's common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the 20 day period immediately prior to the date of the interest payment.

As part of the private placement, each investor also received detachable share purchase warrants. Each share purchase warrant entitles the investor to purchase the number of shares of common stock equal to 40% of the total number of shares of common stock exercisable upon conversion of the convertible note at the time of issuance of the convertible note and is exercisable for a period of five years, at an exercise price per warrant of $1.25, subject to adjustment in accordance with the terms of the warrant. The Company issued 792,453 warrants to the four investors on August 29, 2005 and an additional 166,415 warrants to a placement agent on the same terms. As discussed in Note 8, these warrants were recorded as liabilities based on their fair value and were remeasured on each balance sheet date with adjustment charged to the Consolidated Statement of Operations for that period, in accordance with EITF 00-19.

The convertible notes will mature on August 29, 2010. Subsequent to November 30, 2005, the Company issued 30,007 shares in settlement of $31,313 of interest.

The proceeds of the convertible notes have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". Accordingly, $447,735 was allocated to the notes and $836,045 was allocated to the embedded conversion option and $816,300 was allocated to the detachable warrants. The issuance cost of the convertible notes amounted to $387,957 (inclusive of the fair value related to 166,415 warrants issued to the placement agent of $171,407, the agent fees paid in cash and the legal and accounting expenses incurred as described above) is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of debt. The fair value of the warrants was calculated as described in Note 8.

Note 11	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at November 30, 2005. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 12	Subsequent Events

On December 7, 2005, an investor exercised the Series A warrants at the exercise price of $1.25 per share to purchase 12,500 shares of our common stock for net proceeds of $14,688 (after deduction of placement agent fee).

In December 2005, an investor converted $371,000 convertible notes to 350,000 shares of common stock at the conversion price of $1.06 per share.

On December 13, 2005, the Company issued 3,200 shares to a supplier as part-settlement of a debt amounting to CDN$4,000 ($3,427).

Item 2.	Management's Discussion and Analysis or Plan of Operation.

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

We started the radio frequency design unit, on November 15, 2004, by hiring a team of engineers with experience in radio frequency design and development, which was located in Boulder, Colorado. In June 2005, we made a business decision to consolidate and relocate our assets in our Boulder, Colorado office to our main facility in British Columbia, Canada. Our analysis concluded that the business benefits would include substantial reduction in operating expenses arising from consolidation of activities. In addition, our radio frequency engineers would be strategically located at our British Columbia facility which facilitates a more cohesive integration and added functionality to our existing security offerings. We entered into a mutual termination agreement with Goliath Solutions LLC which involves Goliath engaging the employees we employed in our Boulder location and assuming the lease of the office premises in Boulder. We believe that it is in the best interest of our company to centralize our assets and human resources in one location for more effective control and monitoring of the radio frequency design and development activity and to reduce operating costs.

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

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $4.59 million on our BOSSTM product business during the twelvemonth period ending November 30, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase plant and machinery. The estimated expenditures are in tandem with our business plan to generate sales of our products in the United States, Mexico and Latin America. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$640,000
Research and Development	500,000
Manufacturing and Engineering	300,000
General and Administrative	700,000
Salaries and Wages	2,250,000

Total Operating Expenses	4,390,000
Capital expenditures	200,000

Total	$4,590,000

Convertible Notes

As a result of the completion of the private placement of convertible notes and share purchase warrants on September 2, 2005, we raised gross proceeds of $2,100,000 for business operations. Net proceeds received from the private placement (after deducting placement agent fees) were $1,974,000. In addition, we incurred legal and accounting expenses of $90,550 related to the issuance. We issued an aggregate of 958,868 share purchase warrants which are exercisable at $1.25 per share for a period of five years.

The proceeds of the convertible notes have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". Accordingly, $447,735 was allocated to the notes and $836,045 was allocated to the embedded conversion option and $816,300 was allocated to the detachable warrants. The issuance cost of the convertible notes amounted to $387,957 (inclusive of the fair value related to 166,415 warrants issued to the placement agent of $171,407, the agent fees paid in cash of $126,000 and the legal and accounting expenses of $90,550) is recognized as deferred financing costs and is amortized on a straight-line basis over the term of debt. The portion of the debt related to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to United States generally accepted accounting principles as a result of our continuing obligation to keep effective the current registration statement covering the shares issuable upon the exercise of the warrants. The liability is being remeasured on each balance sheet date with adjustment charged to the consolidated statements of operations. The liability recognized for these share purchase warrants (as determined by the Black-Scholes option pricing model) in our consolidated financial statements at November 30, 2005 was $1,283,924.

Common shares

On April 13, 2004, we completed the private placement of 2,219,611 shares of our common stock, and Series A and Series B share purchase warrants to purchase up to 1,664,708 shares of our common stock, for aggregate gross proceeds of $4,994,125. Net proceeds received from the private placement (after deducting placement agent fees) were $4,694,468. The 554,902 Series A share purchase warrants are exercisable at $3.50 per share for a period of five years, and the 1,109,806 Series B share purchase warrants were exercisable at $2.25 per share until February 5, 2005. The Series B share purchase warrants have expired. In September 2005, the company reduced the exercise price of the Series A warrants to $1.25. On December 7, 2005 an investor exercised the Series A warrants to purchase 12,500 shares of our common stock for gross proceeds of $15,625. The portion of the private placement representing value (as determined by the Black-Scholes option pricing model) attributable to the share purchase warrants is presented in our consolidated financial statements as a liability pursuant to United States generally accepted accounting principles as a result of our continuing obligation, for a period of two years, to keep current the registration statement covering the shares issuable upon exercise of the warrants. The liability recognized in our consolidated financial statements at November 30, 2005 was $710,275.

Sales and Marketing

We are targeting four major primary markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government. We are focused on selling our products to the manufacturers of goods in three of those commercial markets. Government sales will be handled on a direct basis. Currently, we are working on business opportunities in the United States of America, Latin America and Canada. We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and anticipate engaging new distributors, resellers and sales agents. We have made significant inroads into the market in Mexico through the appointment of a Value Added Reseller in Mexico. There has been significant interest in our products especially for the RoadBoss which will be able to ease the flow of containers through the borders between Mexico and the United States.

As at January 2006, we have orders for 556 units of MiniBoss from five customers. We are currently negotiating with several potential customers for the sale of our MiniBoss products for a pilot programme. We are recruiting more sales personnel in the United States to address our customers' needs. We anticipate that we will expend approximately $640,000 during the twelve-month period ending November 30, 2006 on sales and marketing activities such as trade shows, conducting pilot projects, advertising and other marketing activities.

Research and Development

We have begun to commercialize our two main products, namely the MiniBoss and the RoadBoss. At the same time we are also improving the product features and components with the intention of upgrading their performance. We are expending a significant amount of resources in developing our own proprietary AVL software and radio frequency design. We are planning to continue our research and development on the following new products:

  Commercial Vehicle/Cargo tracking. We have completed the integration of the global positioning system (GPS) protocol into our existing security systems, but the global positioning system (GPS) is currently only available on Sprint's North American network. We are also working with various GSM based Assisted global positioning system (GPS) capabilities as well. GSM is the globally deployed cellular technology, and by completing this technology development, we will open global markets to our products, as well as continue to reduce cost and improve functionality.
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

We anticipate expending approximately $500,000 during the twelve-month period ending November 30, 2006 on research and development activities on our BOSS product line.

Manufacturing and Engineering

We expect to spend $300,000 in the next twelve-month period ending November 30, 2006 on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new products namely the Mini BOSSTM, Road BOSSTM and Tanker BOSSTM.

We are currently tooling up for the RB 600 which is expected to be in production in the third quarter of this financial year.

General and Administrative Expenses

We expect to spend $700,000 during the twelve-month period ending November 30, 2006 on general and administrative expenses including legal and auditing fees, insurance, investor relations, rent, office equipment and other administrative related expenses. These expenses relate to operating costs of our offices in Richmond, British Columbia and Bellingham, Washington. Our office in Bellingham provides technical support for provisioning our products onto the Sprint network for air-time services related to the MiniBoss. We have set up computer servers for the air-time services.

We have incurred $46,000 in patent fees to protect our patents in 8 countries that we have or intend to have business interests. Our company has been granted a patent in the United States, and has filed an international application claiming priority from the United States patent with the International Bureau of the World Intellectual Property Organization under the Patent Co-operation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The PCT patent application is in good standing and is currently pending.

Capital Expenditure

We intend to invest $200,000 during the twelve-month period ending November 30, 2006 in laboratory and testing equipment, computer software, and manufacturing equipment.

Employees

We expect that we will spend $2.25 million in salaries during the twelve months ending November 30, 2006. Our company currently employs 35 employees. We are adequately staffed in operations and engineering but intend to increase our sales force in the United States to expand our customer base for our products.

Future Operations

We have incurred accumulated losses of approximately $8.13 million from inception on September 23, 1998 through November 30, 2005.

As noted above, the management of our company projects that we require approximately $4.59 million to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending November 30, 2006. As at November 30, 2005, we had cash and short-term investments of $1.11 million. As such we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow generated through substantial sales. We anticipate that we will start generating revenues from the sale of BOSSTM systems within the next six months, but we anticipate that we will be unable to generate sufficient sales revenues to meet our operating expenses during this period. We will require additional external financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements. We are in the process of raising funds of approximately $5.0 million through the issuance of equity or convertible debt. However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Our ability to continue as a going concern and the continuation of our business is dependent upon successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the August 31, 2005 consolidated financial statements in our Form 10-KSB filed with the Securities and Exchange Commission on November 29, 2005. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Our company has not yet determined the effect of future implementation of these new standards on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of approximately of $8.13 million from the inception of Bulldog Technologies (BC) to November 30, 2005. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity and debt securities. As at November 30, 2005, we had cash and short-term investments of $1.11 million. We are in the process of raising additional capital by issuing equity or debt securities for business operations. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock Options

We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure," requires our company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. We have elected to continue to account for stock based compensation to employees under APB No. 25.

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

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our 2005 and 2004 private placements of convertible notes and shares in our common stock, respectively. In accordance with Emerging Issues Task Force Issue ("EITF") 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the date the subject warrants are exercised, expired or the date which is two years following the effective date of the respective registration statements covering the 2005 and 2004 private placements.

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our statement of operations. At November 30, 2005, the value recorded on our consolidated balance sheet in respect of the warrants was $1,994,199. Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which is subject to management's judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

The valuation of the warrants and stock options is calculated using the Black Scholes option pricing model which is sensitive to the volatility and market price of the shares. The variables used in the Black Scholes option pricing model as at November 30, 2005 are the risk free rate: 4.40%; volatility: 186%; dividend rate : 0%; and expected life of 5 years. As the exercise price of most of the warrants is above the prevailing market price of common stock, the value of the warrants today would in all likelihood decrease from the fair value based on assumptions as at November 30, 2005.

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

Our company has had negative cash flows from operations as we have not yet generated any significant revenues. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our Bulldog Online Security Systems to market. We have estimated that we will require approximately $4.59 to carry out our business plan during the twelve month period ending November 30, 2006. As at November 30, 2005, we had cash and short-term investments of $1.11 million. Our company is in the process of raising further equity or debt financing to expand our business activities, although we have not identified any sources of such financing. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
  we incur delays and additional expenses as a result of technology failure;
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

From inception through November 30, 2005, we have incurred aggregate net losses of $8,131,964, including a loss incurred for the three month period ended November 30, 2005 of $1,937,361 and for the year ended August 31, 2005 of $3,586,447. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

To date, we have not yet generated any significant revenues. All revenues recognized so far are derived from incidental consulting services. We ceased our consulting services upon the closure of our office in Boulder, Colorado. Although we anticipate that we will be able to start generating revenues from the sales of our products during the next 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the August 31, 2005 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We are planning to register the trademarks "Bulldog Technologies", "Road BOSS" and "Yard BOSS" in Canada and in the United States.

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

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog Technologies (BC) Inc. claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000. On October 17, 2001, Bulldog Technologies (BC) filed a Statement of Defence and Counterclaim. Bulldog Technologies (BC)'s defence alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability. We believe that there is no substantive merit to the claims made by Reliability and we intend to vigorously defend the action. Bulldog Technologies (BC)'s counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment. Accordingly, we are seeking an order that Reliability return 200,000 shares of our common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.

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

On November 24, 2005, we issued 212,264 shares of common stock to an investor upon the investor's conversion of $225,000 of a $250,000 6% convertible note. We issued the shares relying on section 3(a)(9) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit		Description
Number
2.1	(1)	Agreement and Plan of Merger dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a Nevada corporation, Bulldog Acquisition Corp. and John Cockburn
2.2	(1)	Share Purchase Agreement dated October 28, 2003 between Northward Ventures Inc., Bulldog Technologies Inc., a British Columbia company, John Cockburn and the remaining shareholders of Bulldog Technologies Inc., a British Columbia company
3.1	(2)	Articles of Incorporation
3.2	(2)	Bylaws
3.3	(3)	Articles of Merger between Bulldog Acquisition Corp. and Northward Ventures, Inc.
10.1	(2)	Option Agreement dated July 29, 2002
10.2	(4)	Option amendment dated July 15, 2003
10.3	(5)	Export Finance Facility Agreement, dated July 10, 2001, between I Trade Finance Inc. and
		Bulldog Technologies Inc., a British Columbia company
10.4	(5)	Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn
10.5	(5)	Addendum, dated December 11, 2001, to Agreement, dated June 11, 2001, between Ronald Cranfield, Bulldog Technologies Inc., a British Columbia company and John Cockburn
10.6	(5)	Subscription Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc.
10.7	(5)	Investor Registration Rights Agreement, dated November 7, 2003, between Antares Investment Ltd. and Northward Ventures, Inc.
10.8	(5)	Lease Agreement dated June 16, 2003, between Ace Fire Prevention Ltd. and Bulldog Technologies Inc., a British Columbia company
10.9	(3)	Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and Boo Jock Chong
10.10	(3)	Director Services Agreement, dated November 17, 2003, between Bulldog Technologies Inc. and James McMillan
10.11	(3)	Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich

10.12	(3)	Employment Agreement, dated December 1, 2003, between Bulldog Technologies Inc. and Alexander Potter
10.13	(3)	Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn
10.14	(6)	Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. and Greg Burnett
10.15	(6)	Subscription Agreement, dated December 23, 2003, between Bulldog Technologies Inc. Raymond Irvine and
10.16	(6)	Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd.
10.17	(6)	Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A.
10.18	(7)	Distribution Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.19	(7)	Development Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.20	(7)	Form of Securities Purchase Agreement with the following:
		Alexandra Global Master Fund Ltd.
		Otape Investments LLC
		AS Capital Partners, LLC
		SRG Capital, LLC
		Spectra Capital Management, LLC
		Basso Equity Opportunity Holding Fund Ltd.
		Basso Multi-Strategy Holding Fund Ltd.
		Truk Opportunity Fund, LLC
		F. Berdon Co. LP
10.21	(7)	Form of Registration Rights Agreement with the following:
		Alexandra Global Master Fund Ltd.
		Otape Investments LLC
		AS Capital Partners, LLC
		SRG Capital, LLC
		Spectra Capital Management, LLC
		Basso Equity Opportunity Holding Fund Ltd.
		Basso Multi-Strategy Holding Fund Ltd.
		Truk Opportunity Fund, LLC
		F. Berdon Co. LP
10.22	(8)	Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn
10.23	(8)	Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon

10.24	(8)	Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc.
10.25	(8)	Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald
10.26	(8)	Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski
10.27	(9)	Employment Agreement dated July 7, 2004 with James McMillan
10.28	(9)	Employment Agreement dated July 7, 2004 with Darrel Huskey
10.29	(9)	Employment Agreement dated July 14, 2004 with Pat Donohue
10.30	(9)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		Brett Millar	50,000
		Charles Miller	50,000
		Darrel Huskey	450,000
		Pat Donohue	300,000
10.31	(9)	Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc.
10.32	(9)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		John Cockburn	825,000
		James McMillan	600,000
		Heetor Robin Wald	300,000
		Jan Roscovich	300,000
		Matthew Yoon	150,000
		Valery Krutov	180,000
		Volodmymyr Lyaskalo	75,000
		Sam Raich	180,000
10.33	(9)	Amendment Agreement dated August 1, 2004 with James McMillan
10.34	(9)	Amendment Agreement dated August 1, 2004 with Darrel Huskey
10.35	(9)	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn
10.36	(9)	Amendment Agreement dated August 1, 2004 with Matthew Yoon
10.37	(9)	Amendment Agreement dated August 8, 2004 with Pat Donohue
10.38	(9)	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer
10.39	(9)	Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.
10.40	(9)	Distribution Agreement dated September 24, 2004 with Phase II Financial

10.41	(9)	Employment Agreement dated October 28, 2004 with Mark Stoochnoff
10.42	(10)	Employment Agreement dated November 15, 2004 with Richard Booth
10.43	(10)	Employment Agreement dated November 15, 2004 with Gordon Hardman
10.44	(10)	Employment Agreement dated November 15, 2004 with Michael Carpenter
10.45	(10)	Employment Agreement dated November 15, 2004 with John Pyne
10.46	(10)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		Denis Beaudoin	300,000
		Richard Booth	300,000
		Gordon Hardman	300,000
		Michael Carpenter	300,000
		John Pyne	300,000
		Brett Millar	50,000
		Boo Jock Chong	50,000
		Alan Atkinson	300,000
		Jose Rueda	150,000
10.47	(10)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		Michael Molina	50,000
		Steven Flores	100,000
10.48	(11)	Engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC
10.49	(11)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		Alexander Lashkov	80,000
		Robert Dierker	50,000
		Aaron Hei Ying Mak	100,000
		Renato Kwan	50,000
		Jessica Glass	30,000
		Jerald M. Quadros	60,000
		Mark Stoochnoff(1)	300,000
		Kristina Beach	20,000
10.50	(11)	Form of Stock Option and Subscription Agreement with the following:
		Name	Number of Options
		Laura Baun(1)	30,000
		Jon Garcia(1)	30,000
		Joe C. Martinez(1)	30,000
10.51	(11)	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin

10.52	(11)	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin
10.53	(11)	Option cancellation agreement dated April 4, 2005 with Jose Rueda
10.54	(12)	Termination agreement dated April 27, 2005 with James McMillan
10.55	(12)	Settlement agreement dated April 15, 2005 with Alexander Potter
10.56	(12)	Mutual Termination Agreement dated June 24, 2005 with Goliath Solutions LLC
10.57	(13)	Convertible Note and Warrant Purchase Agreement dated August 29, 2005, with Omicron Master Trust, Nite Capital, LP, RHP Master Fund, Ltd. and Iroquois Master Fund Ltd.
10.58	(13)	Form of Convertible Note
10.59	(13)	Form of Warrant Certificate
10.60	(14)	Stock Option Agreement with Bertrand Huchberger
10.61	(14)	Form of Stock Option Agreement with the following:
		Name	Number of Options
		Stephen Ware	60,000
		Michael Slocik	375,000
10.62	(14)	Form of Stock Option Agreement with the following:
		Name	Number of Options
		Joanne Beach	20,000
		Alex Chen	30,000
		Jose de Sequera	45,000
		Ron Dormiz	30,000
		Phil Evans	60,000
		Raymond Fung	30,000
		Kelly Legros	20,000
		Jose Rivero	80,000
		Charles Seaman	100,000
		Douglas Stevens	50,000
		Heather Thomson	60,000
		Jan Roscovich	400,000
10.63	(15)	Director Services Agreement dated December 6, 2005 with Scott H. Smith
10.64	(15)	Form of Stock Option Agreement with Scott H. Smith
10.65	(16)	Form of Stock Option Agreement with George Landis
21.1	*	Subsidiaries of Bulldog Technologies Inc.
		Bulldog Technologies (BC) Inc. (incorporated in British Columbia)
		Bulldog Technologies Mexico, S.A. DE C.V. (incorporated in Mexico)

(31)	302 Certifications
31.1 *	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	906 Certifications
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith
(1)	Previously submitted with our Current Report on Form 8-K filed on November 4, 2003.
(2)	Previously submitted with our Form SB-2 that was originally filed with the commission on September 28, 2002.
(3)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.
(4)	Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.
(5)	Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003.
(6)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.
(7)	Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.
(8)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.
(9)	Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.
(10)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.
(11)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 15, 2005.
(12)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2005.
(13)	Previously submitted with our Current Report on Form 8-K filed on September 7, 2005.
(14)	Previously submitted with our Current Report on Form 8-K filed on December 1, 2005.
(15)	Previously submitted with our Current Report on Form 8-K filed on December 9, 2005.
(16)	Previously submitted with our Current Report on Form 8-K filed on December 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Cockburn John Cockburn, President and Chief Executive Officer (Principal Executive Officer) Date: January 23, 2006

By: /s/ Matthew S.K. Yoon Matthew S.K. Yoon, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer) Date: January 23, 2006