Form 10QSB
period 2006-02-28
BULLDOG TECHNOLOGIES INC
filed 2006-04-19
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Not Applicable
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

24,904,787 common shares issued and outstanding as at April 10, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended February 28, 2006 includes all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006 and August 31, 2005

(Unaudited – Amounts Stated in US Dollars)

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Amounts Stated in US Dollars)

	(Unaudited)
	February 28,	August 31,
	2006	2005
ASSETS
Current
Cash	$156,027	$150,263
Short-term investments (Note 4)	1,282,000	464,834
Amounts receivable	76,781	26,526
Prepayment to trade suppliers	122,583	172,196
Inventory (Note 5)	677,473	329,465
Prepaid expenses (Note 8)	193,780	240,483

Total current assets	2,508,644	1,383,767

Property, plant and equipment	575,969	574,075
Deferred financing costs (Note 10)	1,995,090	-

Total Assets	$5,079,703	$1,957,842

LIABILITIES
Current
Accounts payable and accrued liabilities	$495,312	$243,163
Deposit from customer	39,000	-
Liability for warrants subject to registration (Notes 8 and 10)	4,632,862	499,026

Total current liabilities	5,167,174	742,189

Long-term Liabilities
Convertible notes payable (Note 10)	296,252	-

Total Liabilities	5,463,426	742,189

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Capital Stock (Note 8)
Preferred stock, par value $0.001 per share
10,000,000 authorized, none issued
Common stock, par value $0.001 per share
100,000,000 authorized
24,655,288 issued (August 31, 2005: 24,047,317 issued)	24,655	24,047
Additional paid-in capital	9,230,052	7,201,210
Accumulated other comprehensive loss
- cumulative translation adjustment	298,921	184,999
Deficit accumulated during the development stage	(9,937,351)	(6,194,603)

Total Stockholders’ Equity (Capital Deficit)	(383,723)	1,215,653

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$5,079,703	$1,957,842

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Six Months	Six Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005	2006
Revenue	$80,479	$-	$80,479	$-	$80,479
Cost of revenue	55,603	-	55,603	-	55,603
Gross profits	24,876	-	24,876	-	24,876
Consulting revenue	-	59,810	-	59,810	322,924
Expenses
General and administrative
Consulting fees (Note 9)	84,579	122,943	166,500	338,602	1,586,259
Depreciation	45,716	21,168	91,572	36,323	239,533
Office and general	202,959	162,337	402,106	243,806	1,464,841
Professional fees	96,269	88,502	152,831	137,789	719,227
Rent	37,438	32,762	71,963	41,683	299,759
Salaries and wages	573,110	644,957	1,020,074	1,010,635	5,179,718
Trade shows, travel and marketing	86,419	114,964	237,190	244,587	1,030,007
Research and development	239,972	142,918	451,557	242,887	1,638,049
	(1,366,462)	(1,330,551)	(2,593,793)	(2,296,312)	(12,157,393)
Loss from operations	(1,341,586)	(1,270,741)	(2,568,917)	(2,236,502)	(11,809,593)
Other income (expenses)
(Loss) /Gain on revaluation of liability for warrants (Note 8(a))	(212,653)	606,527	(720,192)	411,197	3,180,292
Interest income	2,931	18,383	13,882	39,289	71,255
Interest expense	(217,050)	-	(387,827)	-	(425,437)
Loss on settlement of accounts payable	-	-	-	-	(954,000)
Foreign exchange gain (loss) and other	(17,634)	(90,618)	(40,900)	(90,618)	39,106
Amortization of deferred financing cost	(19,397)	-	(38,794)	-	(38,974)

Net loss for the period	$(1,805,389)	$(736,449)	$(3,742,748)	$(1,876,634)	$(9,937,351)

Basic and diluted loss per share	$(0.08)	$(0.03)	$(0.16)	$(0.08)

Weighted average shares outstanding	24,340,241	23,746,817	24,034,585	23,452,410

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited – Amounts Stated in US Dollars)

					Cumulative
					from September
	Three Months	Three Months	Six Months	Six Months	23, 1998 (Date
	Ended	Ended	Ended	Ended	of Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005	2006

Net loss	$(1,805,389)	$(736,449)	$(3,742,748)	$(1,876,634)	$(9,937,351)

Foreign currency translation	56,807	(46,181)	113,922	267,225	298,922

Comprehensive loss	$(1,748,582)	$(782,630)	$(3,628,826)	$(1,609,409)	$(9,638,429)

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Stated in US Dollars)

				Cumulative
				from September
	Six Months		Six Months	23, 1998 (Date
	Ended		Ended	of Inception) to
	February 28		February 28	February 28,
	2006		2005	2006
Cash flows used in operating activities:
Net loss	$(3,742,748)		$(1,876,634)	$(9,937,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,572		36,323	239,533
Expenses paid by affiliates	-		-	301,303
Amortization of beneficial conversion option	324,985			324,985
Amortization of deferred financing costs	38,794			38,794
Loss (gain) on revaluation of liability for warrants	720,192		(411,197)	(3,180,292)
Issuance of common stock for services	3,428		-	1,600,507
Issuance of common stock for interest expense	41,709		-	41,709
Stock option compensation	64,332		226,685	845,943
Loss on settlement of accounts payable	-		-	954,000
(Increase) decrease in assets
Amounts receivable	(50,255)		(66,496)	(75,777)
Deposit from customer	39,000		-	39,000
Prepayment to suppliers	49,613		(97,457)	(122,583)
Inventory	(368,873)		(4,955)	(680,270)
Prepaid expenses	46,557		49,043	(95,910)
Increase in accounts payable and accrued liabilities	267,460		132,806	996,194

Net cash used in operating activities	(2,476,934)		(2,011,882)	(8,712,245)

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(118,531)		(223,432)	(802,645)
Short term investments	(827,537)		1,173,899	(1,160,461)

Net cash provided by (used in) investing activities	(946,068)		950,467	(1,963,106)

Cash flows provided by (used in) financing activities
Loans payable	-		-	54,500
Shares repurchased	-		-	(20,000)
Issuance of common shares	15,625		1,073,287	7,493,690
Proceeds from issuance of convertible notes	3,408,000		-	3,408,000

Net cash provided by financing activities	3,423,625		1,073,287	10,936,190

Effect of foreign exchange rate changes on cash	5,141		3,755	(57,292)

Net increase in cash	5,764		15,627	156,027
Cash, beginning of period	150,263		46,021	-

Cash, end of period	$156,027		$61,648	$156,027

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-		$-	$18,383

Income taxes	$-		$-	$-

Non-cash Investing and Financing Activities
Issuance of shares in settlement of accounts payable	$45,137		$212,000	$1,624,187
Issuance of shares in settlement of loans payable	$-		$52,930	$54,500
Issuance of shares upon conversion of convertible notes	351,470		-	351,470
Issuance of shares for services included in prepaid	$-		$-	$252,000
Issuance of shares on recapitalization (Note 3)	$-	$		$796

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

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

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

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

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

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

Continued

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2003 (combined, carried forward)	9,032,500	9,033	1,421,521	(99,863)	(1,593,397)	(262,706)
Issuance of stock in Bulldog Nevada for cash - at $0.25	448,000	448	111,552	-	-	112,000
Issuance of stock of Bulldog Nevada for services and debt settlement	391,000	391	97,359	-	-	97,750
Redemption and cancellation of shares in Bulldog Nevada for cash - at $0.25	(80,000)	(80)	(19,920)	-	-	(20,000)
	9,791,500	9,792	1,610,512	(99,863)	(1,593,397)	(72,956)
Adjustment to the stockholders' equity of the Company at the recapitalization date	9,591,400	9,591	(8,795)	-	-	796
Issuance of stock for cash on private placement - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock on debt settlement - at $1.84	600,000	600	1,103,400	-	-	1,104,000
Issuance of stock for services – at $1.50	35,500	35	53,215	-	-	53,250
Issuance of stock for services	500,000	500	999,500	-	-	1,000,000
Stock option compensation	-	-	492,269	-	-	492,269
Issuance of stock for cash on private placement - at $2.25 (net of $299,647 finder's fee)	2,219,611	2,220	-	-	-	2,220
Issuance of stock for services – at $1.50	69,000	69	103,431	-	-	103,500
Issuance of stock for services – at $1.69	15,000	15	25,335	-	-	25,350
Cancellation of shares	(500,000)	(500)	500	-	-	-
Net loss	-	-	-	-	(1,014,759)	(1,014,759)
Foreign exchange translation Adjustment	-	-	-	(72,642)	-	(72,642)
Balance, August 31, 2004	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	2,141,028

SEE ACCOMPANYING NOTES

Continued

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2004 (carried forward)	22,842,011	22,842	4,898,847	(172,505)	(2,608,156)	2,141,028
Issuance of stock for cash on exercise of warrants - at $1.00	520,000	520	519,480	-	-	520,000
Issuance of stock for cash on exercise of warrants - at $1.90 (net of $35,317 finder's fee)	309,806	310	552,978	-	-	553,288
Adjustment arising on exercise of warrants	-	-	292,738	-	-	292,738
Issuance of shares for services – at $2.16	150,000	150	323,850	-	-	324,000
Issuance of shares for services – at $1.50	183,000	183	274,317	-	-	274,500
				-	-
Issuance of shares as settlement - at $1.00	12,500	12	12,488	-	-	12,500
Issuance of shares for services – at $1.24	30,000	30	37,170	-	-	37,200
Stock option compensation	-	-	289,342	-	-	289,342
Net loss	-	-	-	-	(3,586,447)	(3,586,447)
Foreign exchange translation adjustment	-	-	-	357,504	-	357,504

Balance, August 31, 2005	24,047,317	24,047	7,201,210	184,999	(6,194,603)	1,215,653

SEE ACCOMPANYING NOTES

Continued

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

for the period from September 23, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Amounts Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Cumulative	During the
	Common Stock (a)		Paid-in	Translation	Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, August 31, 2005 (carried forward)	24,047,317	24,047	7,201,210	184,999	(6,194,603)	1,215,653
Beneficial conversion option on the August 2005 convertible debt (Note 10(a))	-	-	836,038	-	-	836,038
Issuance of stock on conversion of convertible notes - at $1.06 per share (Note 8(e))	212,264	212	137,296	-	-	137,508
Stock option compensation (Note 9)	-	-	64,332	-	-	64,332
Issuance of stock for cash on exercise of warrants - at $1.25 (Note 8(f))	12,500	13	15,612	-	-	15,625
Issuance of stock on conversion of convertible notes - at $1.06 per share (Note 8(g))	350,000	350	213,612	-	-	213,962
Beneficial conversion option on the February 2006 convertible debt (Note 10(b))			591,850	-	-	591,850
Modification to conversion option (Note 10)			125,000	-	-	125,000
Issuance of shares as settlement for interest - $1.39 (Note 8(i))	30,007	30	41,679	-	-	41,709
Issuance of shares for services – at $1.07 (Note 8(h))	3,200	3	3,423	-	-	3,426
Net loss	-	-	-	-	(3,742,748)	(3,742,748)
Foreign exchange translation adjustment	-	-	-	113,922	-	113,922

Balance, February 28, 2006	24,655,288	$24,655	$9,230,052	$298,921	$(9,937,351)	$(383,723)

(a)

Prior to the recapitalization in November 2003, the stockholders' equity represents the combined shares and balances of Bulldog Nevada and Bulldog BC exchanged on a one for one basis on recapitalization (Note 3).

SEE ACCOMPANYING NOTES

BULLDOG TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006 and August 31, 2005

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

In September 2005, Bulldog BC incorporated a wholly owned subsidiary in Mexico, Bulldog Technologies Mexico, S.A. de C.V., to conduct business in Mexico. As at February 28, 2006 Bulldog Technologies Mexico, S.A. de C.V. was inactive.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its subsidiaries, Bulldog Technologies (BC) Inc. and Bulldog Technologies Mexico, S.A. de C.V. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2006, the Company has accumulated consolidated operating losses since inception of $9,937,351. The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations. At February 28, 2006, the Company has entered into agreements with ten investors to raise $2.0 million through the issuance of convertible notes. Management anticipates that it requires approximately $4.59 million over the next twelve months to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for general working capital purposes.

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

Revenue Recognition

Revenue from the sale of products is recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonable assured. Revenue generated through the provision of consulting services is recognized as the services are provided.

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

	Three months ended February 28		Six months ended February 28

	2006	2005	2006	2005
Net loss, as reported	$(1,805,389)	$(736,449)	$(3,742,748)	$(1,876,634)
Deduct: Total stock-based employee compensation expense determined under fair-value based method	(760,520)	(771,811)	(1,220,612)	(1,262,844)
Pro-forma net loss	$(2,565,909)	$(1,508,260)	$(4,963,360)	$(3,139,478)
Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.03)	$(0.16)	$(0.08)
Basic and diluted – pro-forma	$(0.11)	$(0.06)	$(0.21)	$(0.13)

During the six-month period ended February 28, 2006 the Company granted 1,360,000 options to fourteen employees at a weighted average exercise price of $1.48 per option. The options expire between December 1, 2010 and December 26, 2010. The weighted average fair value of the options granted was $1.36 per option estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk free rate of 4.5% and an expected life of 5 years. Such amount is being amortized on a straight-line basis over the vesting periods of 36 months.

The weighted average fair value of the options granted during the previous year ended August 31, 2005 to employees was $1.60 per option estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free rate of 4.18% - 4.40% and an expected life of 5 years. Such amount is being amortized on a straight-line basis over the vesting periods ranging from 10 to 36 months.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140". Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). According to EITF Issue 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments," an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19 :

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted

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

Short-term investments consist of amounts held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 3.3% to 4.0% per annum, maturing on various dates through March 2006.

Note 5	Inventory

	As at February 28, 2006	As at August 31, 2005
Components	$151,640	$154,289
Work in progress	37,047	63,940
Finished goods	488,786	111,236
	$677,473	$329,465

Note 6	Bank Loan

The Company had a demand operating line of credit of approximately $385,637 (CDN$450,000) (August 31, 2005 - $379,075 (CDN$450,000)) which bore interest at 5% per annum and was payable monthly. The Company's line of credit agreement was collateralized by short-term investments. The Company had not previously used this credit facility. In January 2006, the Company terminated the operating line of credit.

Note 7	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003 and 69,000 shares were issued in June 2004. The remaining 183,000 shares were issued during the year ended August 31, 2005. The Company has recorded, as compensation expense, $102,000 for the six month period ended February 28, 2005 (February 28,2006 - $Nil) in respect of shares earned by the directors during the year ended August 31, 2005 under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date. At February 28, 2006, accounts payable and accrued liabilities are $ Nil (August 31, 2005 - $ Nil) as all common shares have been issued to the directors of the Company.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 8	Capital Stock

(a)

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of $4,994,125. Each unit consisted of one common share, 1/4 Series A share purchase warrant and 1/2 Series B share purchase warrant. The Company issued 554,902 Series A share purchase warrants exercisable at $3.50 per share for a period of five years (repriced to $1.25 per share in September 2005 Note 9) and 1,109,806 Series B share purchase warrants exercisable at $2.25 per share until the earlier of fourteen months after April 14, 2004 or eight months after a registration statement is declared effective (June 2, 2004). As part of the private placement, the Company paid a placement fee of $299,657. Additionally the Company has accrued and paid 6% of any monies received on the exercise of these warrants. The Series B share purchase warrants expired on February 2, 2005.

In accordance with the Registration Rights Agreement executed in conjunction with the Securities Purchase Agreement dated April 2004, August 29 2005 (Note 10(a)) and February 24, 2006 (Note 10(b)), the Company was required to use its best efforts to file and cause the registration statement of the Company's common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the "Effective Date"). The Company is also required to keep the registration statement continuously effective for a period of two years from the Effective Date in respect of April 2004 and August 2005 agreements, and for five years in respect of the February 2006 agreement.

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

As at February 28, 2006 the Company has 4,308,817 share purchase warrants outstanding (Note 9). The liability for the fair value of the warrants of $4,632,862 (August 31, 2005 - $499,026) was recorded on the balance sheet and $720,192 (six-month period ended February 28, 2005 – Gain of $411,197) was recorded as loss on revaluation of liability for warrants subject to registration rights in the Consolidated Statement of Operations for the six-month period ended February 28, 2006.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions as at February 28, 2006: dividend yield of 0% (August 31, 2005 - 0%), expected volatility of 186% (August 31, 2005 – 186%), weighted average risk-free interest rate of 4.48% (August 31, 2005 – 3.95%) and an expected life of 3.1 to 5.0 years (August 31, 2005 – 3.62 years) for the warrants.

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a pro-rata amount of the liability will be reclassified to Stockholders' Equity using the Black-Scholes value as of that date.

(b)

On May 4, 2004 the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company's common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 shares were issued to him on March 11, 2005. The value attributed to the common stock issued to the employee was $324,000 based on the quoted market value of the Company's common stock of $2.16 per share on the agreement date of May 4, 2004. At February 28, 2006 prepaid expenses includes $36,000 (August 31, 2005 - $90,000) in respect of common shares issued to the employee but not yet earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date.

(c)

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

(d)

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

(e)	On November 25, 2005 an investor converted $225,000 of convertible notes (Note 10) into 212,264 shares of common stock at the conversion price of $1.06 per share.

(f)	On December 7, 2005, an investor exercised Series A warrants at the exercise price of $1.25 per share to purchase 12,500 shares of our common stock for net proceeds of $15,612.

(g)	On December 6 and 13, 2005, an investor converted $371,000 of convertible notes (Note 10) to 350,000 shares of common stock at the conversion price of $1.06 per share.

(h)

On December 13, 2005, the Company issued 3,200 shares to a supplier as part-settlement of a debt. The value attributed to the common stock was $3,426 based on the quoted market price of the Company’s common stock of $1.07 per share at the settlement date.

(i)

On December 1, 2005, the Company issued 30,007 common shares to the holders of the convertible notes as payment for interest. The value attributed to the common stock was $41,709 based on the quoted market price of the Company’s common stock of $1.39 per share at the settlement date.

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

As at February 28, 2006, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

	As at February 28, 2006	As at February 28, 2005
Dividend yield	Nil %	Nil%
Risk-free interest rate	4.54%	3.53%
Expected volatility of the market price
of the Company's common stock	186%	186%
Expected life of the options	5 years	5 years

The compensation expense arising from options issued to consultants in both the 2004 and 2005 year is amortized over the vesting period of the options and for the six-month period ended February 28, 2006, expenses totalling $64,332 (six-month period ended February 28, 2005 - $226,685) were included in consulting fees in the Consolidated Statement of Operations.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 1, 2003	-	$-
Granted	3,885,000	$1.63
Outstanding at August 31, 2004	3,885,000	$1.63
Granted	2,830,000	$1.62
Forfeited	(650,000)	$1.65
Outstanding at August 31, 2005	6,065,000	$1.60
Granted	1,560,000	$1.46
Forfeited	(2,090,000)	$1.59
Outstanding at February 28, 2006	5,535,000	$1.57
Exercisable at February 28, 2006	2,557,071	$1.59
Exercisable at August 31, 2005	2,056,667	$1.59

During the year ended August 31, 2005, the Company granted 2,580,000 stock options to employees and 250,000 stock options to non-employees. The weighted average fair value per option granted (based on the value determined at the respective grant dates) was $1.60.

During the six months ended February 28, 2006, the Company granted 1,360,000 options to fourteen employees at a weighted average exercise price of $1.48 per option. The options expire between December 1, 2010 and December 26, 2010. The Company granted a further 100,000 stock options to a director at the exercise price of $1.30 per share, and granted 50,000 stock options each to two advisory board members at the exercise price of $1.25 per share. The options expire on December 6, 2010, October 19, 2010 and

December 20, 2010 respectively. The weighted average fair value per option granted based on the value determined at the respective grant dates was $1.57.

A summary of the common share options exercisable and outstanding at February 28, 2006 was as follows:

Outstanding Number	Exercise Price	Expiry Date	Exercisable Number
125,000	$0.50	February 25, 2009	125,000
150,000	$2.20	May 4, 2009	150,000
50,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	50,000
2,310,000	$1.60	August 5, 2009	1,230,000
50,000	$1.64	August 5, 2009	50,000
700,000	$1.60	December 16, 2009	333,333
100,000	$1.60	December 22, 2009	100,000
390,000	$1.70	January 25, 2010	145,833
50,000	$1.15	March 14, 2010	50,000
50,000	$1.25	October 19, 2010	20,000
460,000	$1.25	December 1, 2010	87,776
795,000	$1.60	December 1, 2010	117,213
100,000	$1.30	December 6, 2010	30,000
45,000	$1.60	December 12, 2010	1,250
30,000	$1.60	December 19, 2010	833
50,000	$1.25	December 20, 2010	15,000
30,000	$1.60	December 26, 2010	833
5,535,000			2,557,071

Employee Stock Option Plan

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise prices equal or exceed the fair market values of the Company's common stock on the respective dates of grant.

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

Warrants

The following table summarizes the fully exercisable warrant transactions during the six-months ended and the balance outstanding as at February 28, 2006:

	Number of Warrants	Weighted Average Exercise Price
Balance, September 1, 2003	-	$-
Issued	2,184,708	$2.27
Balance, August 31, 2004	2,184,708	$2.27
Exercised	(520,000)	$1.00
Exercised	(309,806)	$1.90
Expired	(800,000)	$2.25
Balance, August 31, 2005	554,902	$1.25
Exercised	(12,500)	$1.25
Issued (Note 10 (a))	166,415	$1.15
Issued (Note 10 (a))	792,453	$1.15
Issued (Note 10 (b))	2,807,547 (3)	$1.15
Balance, February 28, 2006	4,308,817	$1.17

A summary of share purchase warrants outstanding at February 28, 2006 was as follows:

Number	Exercise Price	Expiry Date	Warrant Type
542,402	$1.25(1)	April 15, 2009	Series A warrants
958,868	$1.15(2)	August 29, 2010	Warrants
2,807,547(3)	$1.15	February 24, 2011	Warrants
4,308,817

(1) In September 2005, the Company agreed to revise the exercise price of all the Series A warrants issued to unrelated parties to $1.25 per share (previously $3.50).

(2) In February 2006, the Company agreed to revise the exercise price of all the warrants issued to the note holders of the August 2005 convertible debt to $1.15 per share (previously $1.25).

(3) In March 2006, the Company issued another 500,000 warrants to two note holders of the February 2006 convertible debt on same terms and conditions.

Note 10	Convertible Notes

(a)

In August 2005, the Company entered into an agreement with four accredited investors to sell an aggregate of $2,100,000 of 6% convertible notes which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.06 per share (reduced to $1.00 per share on February 24, 2006), subject to adjustment according to the terms of the note agreement. Net proceeds were received on September 2, 2005 totalling $1,974,000 (after deducting the agent's fee of $126,000). In addition, the Company incurred legal and accounting expenses of $90,550 related to the issuance. The interest payable on the principal amount outstanding under the convertible notes is payable quarterly in cash or common shares, at the option of the Company, with the number of shares to be determined by dividing the interest payable by the market price as defined in the note agreement. The Company may elect to make the quarterly interest payments in shares of common stock at a conversion price equal to the then current market price, which is equal to the closing sale price of our company's common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the 20 day period immediately prior to the date of the interest payment.

As part of the private placement, each investor also received detachable share purchase warrants. Each share purchase warrant entitles the investor to purchase one share of common stock and is exercisable for a period of five years, at an exercise price per warrant of $1.25 (re-priced to $1.15 on February 28, 2006), subject to adjustment in accordance with the terms of the warrant. The Company issued 792,453 warrants to the four investors on August 29, 2005 and an additional 166,415 warrants to a placement agent on the same terms. As discussed in Note 8, these warrants were recorded as liabilities based on their fair value and were re-measured on each balance sheet date with adjustment charged to the Consolidated Statement of Operations for that period, in accordance with EITF 00-19.

The convertible notes will mature on August 29, 2010.

The proceeds of the convertible notes have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" (“EITF 0027”). Accordingly, $447,735 was allocated to the notes and $836,038 was allocated to the embedded conversion option and $816,227 was allocated to the detachable warrants. The issuance cost of the convertible notes amounted to $387,957 (inclusive of the fair value of $171,407 related to 166,415 warrants issued to the placement agent, the agent fees paid in cash and the legal and accounting expenses incurred as described above) is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight-line basis over the term of debt. The amount allocated to the embedded conversion option is also amortized on a straight-line basis over the term of debt. The fair value of the warrants was calculated as described in Note 8(a).

As a result of the February 28, 2006 change in conversion price noted above, an additional amount had been allocated to the embedded conversion option of $125,000.

(b) On February 24, 2006, the Company entered into an agreement with ten investors to sell an aggregate of $2,000,000 of convertible notes which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.00 per share, subject to adjustment according to the terms of the note agreement. The convertible notes bear interest on the outstanding principal amount until the convertible notes are paid in full at an annual rate of the greater of six percent (6%) or LIBOR plus 300 basis points (7.98% at February 28, 2006). Pursuant to the terms of the note agreement, the notes are convertible into shares of our common stock. The total principal of $2,000,000 is to be repaid in 14 monthly installments commencing on June 24, 2006. These repayments may be payable in cash or in shares of common stock at the market price (as defined in the note). Interest accrues on the unpaid balance of the principal amount of each note, is payable on a quarterly basis commencing on March 31, 2006 and may be payable in cash or in shares of common stock at the market price at the option of the Company. Market price is defined in the note to equal 90% of the volume weighted average trading price per share for the 20 day period immediately prior to the date the principal repayment or the interest payment is due. The Company may not make a principal repayment or interest payment in shares of common stock unless the closing price on the day the principal repayment or interest is due, as the case may be, is greater than the volume weighted average trading price for the 20 trading days preceding such principal repayment or interest payment date. All principal and interest on the convertible notes shall be due on August 24, 2007.

As at February 28, 2006, the net proceeds received from the issuance amounted to $1,470,000 (after deducting the fee of $30,000 for legal fees). In addition the Company incurred other legal expenses and agent’s fees of $96,056 related to the issuance. As at February 28, 2006, two of the investors had committed to funding $500,000 towards the convertible debt, but the Company did not received the proceeds until March 3, 2006.

In connection with the issuance of our convertible notes, each investor also received detachable share purchase warrants. Each share purchase warrant entitles the investor to purchase one share of common stock and is exercisable for a period of five years, at an exercise price per warrant of $1.15, subject to adjustment in accordance with the terms of the warrant. The Company issued 1,500,000 share purchase warrants to the ten investors as at February 28, 2006. In March 2006 the remaining 500,000 share purchase warrants were issued.

In consideration of the four investors of the convertible notes issued on August 29, 2005 (Note 10(a)) participating in the purchase of the convertible notes issued on February 24, 2006, the Company agreed to issue additional 1,307,547 share purchase warrants to these investors, pro rated based on the principal amount of notes held by the respective investor on February 24, 2006. The warrants have an exercise price of $1.15, subject to adjustment in accordance with the terms of the warrant and are exercisable for a period of 5 years.

The proceeds of the February 24, 2006 convertible notes of $1.5 million received as at February 28, 2006 have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27. Accordingly, $ Nil was allocated to the notes and $591,850 was allocated to the embedded conversion option and $908,150 was allocated to the 1,500,000 detachable warrants. The issuance cost of the convertible notes which amounted to $1,645,927 (inclusive of the fair value related to the 1,307,547 additional warrants of $1,519,871, the agent fees, legal and accounting expenses incurred as described above) is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of debt. The amount allocated to the embedded conversion option is also amortized on a straight-line basis over the term of debt. The fair value of the warrants was calculated as described in Note 8(a).

The convertible notes and deferred financing costs are summarized as follows:

	Convertible Debt Face Value	Allocated to: Convertible Debt	Beneficial Conversion option	Original Warrants Value	Deferred Financing Costs
Issuance in September 2005 (a)	$2,100,000	$447,735	$836,038	$816,227	$387,957
Conversion of note (Note 8)	(351,468)	(101,747)	(249,721)	-	-
Issuance in February 2006 (b)	1,500,000	-	591,850	908,150	1,645,927
Incremental increase to beneficial conversion option	-	(125,000)	125,000	-	-
Amortization of beneficial conversion option	-	75,264	(75,264)	-	-
Amortization of deferred financing costs	-		-	-	(38,794)
	$3,248,532	$296,252	$1,227,903	$1,724,377	$1,995,090

As collateral for payment and satisfaction of all of Company’s obligations under the notes issued on February 24, 2006 and August 2005, the Company granted a continuing first priority security interest in and to all of its assets (presently owned and those that are to be acquired in the future) to the holders of the notes.

Note 11	Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at February 28, 2006. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's consolidated financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Note 12	Subsequent Events

On March 2, 2006 the Company issued 20,499 shares to the investors of the Convertible Notes dated August 29, 2005 for $23,019 of interest accrued on the convertible notes issued August 2005.

In March 2006, an investor converted $229,000 convertible notes to 229,000 shares of common stock at the conversion price of $1.00 per share.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

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

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as "BOSS", designed to prevent cargo theft from cargo containers, tractor-trailers, cargo vans, tanker trucks, storage yard containers and other transportation and storage equipment.

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

General - Explanation of Plan of Operations

To date, we have not generated any significant revenues, and all revenue prior to the revenues generated in the three month period ended February 28, 2006 were derived from incidental consulting services. As a result, we have included a discussion of our plan of operations for the twelve month period ending February 28, 2007 as such discussion is more informative to our shareholders.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $4.59 million on our BOSSTM product business during the next twelve-month period to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase plant and machinery. The estimated expenditures are in tandem with our business plan to generate sales of our products in the United States, Mexico and Latin America. These expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Month Period

Operating expenses
Sales and Marketing	$640,000
Research and Development	500,000
Manufacturing and Engineering	300,000
General and Administrative	700,000
Salaries and Wages	2,250,000
Total Operating Expenses	4,390,000
Capital expenditures	200,000
Total	$4,590,000

Sales and Marketing

We are targeting four major primary markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government. We are focused on selling our products to the manufacturers of goods in three of those commercial markets. Government sales will be handled through a value added reseller. Currently, we are working on business opportunities in the United States of America, Latin America and Canada. We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team. We currently have distributors covering markets in the United States of America, Latin America and the Middle East, and anticipate engaging new distributors, resellers and sales agents. We have made significant inroads into the market in Mexico through the appointment of a Value Added Reseller in Mexico. There has been significant interest in our products, especially for the RoadBoss, which will be able to ease the flow of containers through the borders between Mexico and the United States.

We are currently negotiating with several potential customers for the sale of our MiniBoss and RoadBoss products for a pilot programme. We anticipate that we will expend approximately $640,000 during the next twelve-month period on sales and marketing activities such as trade shows, conducting pilot projects, advertising and other marketing activities.

Research and Development

We have commercialized our MiniBoss product line for commercial deployment and are in the process of commercial deployment for our new RoadBoss II line. At the same time we are also improving the product features and components with the intention of upgrading their performance. We are expending a significant amount of resources in developing our own proprietary AVL software and radio frequency design. We are planning to continue our research and development on the following new products:

-

Commercial Vehicle/Cargo tracking. We have completed the integration of the hybrid global positioning system (GPSOne) protocol into our existing security systems, but the hybrid global positioning system (GPSOne) is currently only available on Sprint's North American network. We are also working with various GSM based Assisted global positioning system (GPS) capabilities as well. GSM is the globally deployed cellular technology, and by completing this technology development, we will open global markets to our products, as well as continue to reduce cost and improve functionality.

-

Automated Vehicle Location, (AVL) software. We have completed the initial development of our new asset management and security monitoring application, and we will continue to improve the functionality of this software offering as well.

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

We anticipate expending approximately $500,000 during the next twelve-month period on research and development activities on our BOSS product line.

Manufacturing and Engineering

We expect to spend $300,000 in the next twelve-month period on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities. We will incur costs in the development and commercialization of our new models of the Mini BOSSTM and Road BOSSTM.

We are currently ramping up manufacturing for the RoadBoss II which is expected to be in production in the third quarter of this financial year.

General and Administrative Expenses

We expect to spend $700,000 during the next twelve-month period on general and administrative expenses including legal and auditing fees, insurance, investor relations, rent, office equipment and other administrative related expenses. These expenses relate to operating costs of our offices in Richmond, British Columbia and Bellingham, Washington. Our office in Bellingham provides technical support for provisioning our products onto the Sprint network for air-time services related to the MiniBoss. We have set up computer servers for the air-time services.

We have incurred $48,000 in patent fees to protect our patents in eight countries that we have or intend to have business interests. Our company has been granted a patent in the United States, and has filed an international application claiming priority from the United States patent with the International Bureau of the World Intellectual Property Organization under the Patent Co-operation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers. The PCT patent application is in good standing and is currently pending.

Capital Expenditure

We intend to invest $200,000 during the next twelve-month period in laboratory and testing equipment, computer software, and manufacturing equipment.

Employees

We expect that we will spend $2.25 million in salaries during the next twelve months. Our company currently employs 36 employees. We are adequately staffed in operations and engineering but intend to increase our sales force in the United States to expand our customer base for our products.

Future Operations

We have incurred accumulated losses of approximately $9.9 million from inception on September 23, 1998 through February 28, 2006.

As noted above, management of our company projects that we require approximately $4.59 million to fund our ongoing operating expenses, and working capital requirements for the next twelve-month period. As at February 28, 2006, we have entered into agreements to issue $2.0 million of convertible notes to ten investors. As such, we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive operating cash flow generated through substantial sales. Although we commenced generating revenues from the sale of our BOSSTM systems during the three months ended February 28, 2006, we will be unable to generate sufficient sales revenues to meet our operating expenses for the foreseeable future. We will require additional external financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements. We intend to raise additional funds through the issuance of equity or convertible debt. However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140". Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). According to EITF Issue 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments," an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment. In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19 :

In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification. The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option. A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value). The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted

Our company has not yet determined the effect of future implementation of these new standards on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of approximately of $9.9 million from the inception of Bulldog Technologies (BC) to February 28, 2006. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity and debt securities. As at February 28, 2006, we had cash and short-term investments of $1.4 million (excluding $500,000 which was received in March 2006 from the issuance of convertible notes).. We intend to raise additional capital by issuing equity or debt securities for business operations. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Research and development

All costs pertaining to research and development are charged to expense as incurred.

Revenue Recognition

Revenue from the sale of products is recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonable assured. Revenue generated through the provision of consulting services is recognized as the services are provided.

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

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our 2006 and 2005 private placements of convertible notes and the 2004 private placement of shares in our common stock. In accordance with Emerging Issues Task Force Issue ("EITF") 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the date the subject warrants are exercised, expired or the date which is two years following the effective date of the respective registration statements covering the 2005 and 2004 private placements.

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date. On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our statement of operations. At February 28, 2006, the value recorded on our consolidated balance sheet in respect of the warrants was $4,632,862 . Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which is subject to management's judgment. Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

The valuation of the warrants and stock options is calculated using the Black Scholes option pricing model which is sensitive to the volatility and market price of the shares. The variables used in the Black Scholes option pricing model as at February 28, 2006 are the risk free rate: 4.40%; volatility: 186%; dividend rate : 0%; and expected life of 5 years.

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

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We have issued convertible notes and share purchase warrants, and our obligations under the convertible notes and the warrants pose risks to the price of our common stock and our continuing operations.

We issued convertible notes, in the aggregate principal amount of $2,000,000, which mature on August 24, 2007. We also issued convertible notes, in the aggregate principal amount of $2,100,000, which will mature on August 29, 2010. The convertible notes provide that the holder of the notes may convert the outstanding principal and accrued interest into shares of our common stock. We also have the option of paying interest on the notes in shares of our common stock. The purchasers of the convertible notes also hold an aggregate of 4,100,000 share purchase warrants. The placement agent received 166,415 share purchase warrants in connection with the private placement on August 29, 2005. In addition, we agreed to issue additional warrants to purchase an aggregate of 1,307,547 of our common stock to the four accredited investors who participated in the private placement on August 29, 2005.

The terms and conditions of the convertible notes and the share purchase warrants pose unique and special risks to our continuing operations and the price of our common stock. Some of those risks are outlined below.

The holders of the convertible notes have the option of converting the convertible notes into shares of our common stock, and we may elect to make principal repayments and/or interest payments under the convertible notes in shares of our common stock. The holders of the convertible notes may also exercise their common share purchase warrants. If the convertible notes are converted or the share purchase warrants are exercised, there will be dilution of your shares of our common stock.

The issuance of shares of our common stock upon conversion, as principal repayments on or as interest payments on the convertible notes and upon exercise of the share purchase warrants will result in dilution to the interests of other holders of our common stock, since the holders of the convertible notes may sell all of the resulting shares into the public market.

The principal amount of the convertible notes may be converted at the option of the holders into shares of our common stock at a set price of $1.00 per share, subject to adjustment pursuant to the anti-dilution provisions as set forth in each of the convertible notes. In addition, we may elect to make principal repayments on the convertible notes issued on February 24, 2006 or interest payments on all of the convertible notes in shares of our common stock at a conversion price equal to the then current market price, which is equal to 90% of the closing sale price of our company's common stock for the 20 day period immediately prior to the date of the principal repayment or interest payment for the notes issued on February 24, 2006 and the closing sale price of our company’s common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the 20 day period immediately prior to the date of the interest payment for the notes issued on August 29, 2005.

Each convertible note and each share purchase warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note or the exercise price of the share purchase warrant, the conversion price of the convertible notes or the exercise price of the warrants will be reduced to a price which is equal to that lower effective price.

The convertible notes provide for various events of default that would entitle the holders to require us to immediately repay the outstanding principal amount, plus accrued and unpaid interest, in cash. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

We will be considered in default of the convertible notes if any of the following events, among others, occurs:

Notes Issued on August 29, 2005

- we fail to pay any amount due under any of the convertible notes within fifteen (15) days of any notice sent to us by the holder of the convertible note that we are in default of our obligation to pay;

- we fail to comply with any of the other agreements contained in the convertible notes or other related agreements after we are given ten (10) days written notice of such non-compliance;

- any representation, warranty, certificate or other statement (financial or otherwise) made or furnished by or on behalf of our company in connection with the convertible note is false, incorrect, incomplete or misleading in any material respect;

- we (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian over our company or our assets; (ii) are unable to pay our debts as they mature; (iii) make a general assignment for the benefit of our creditors; (iv) are dissolved or liquidated in whole or in part; or (v) we or someone else commences a bankruptcy, insolvency or reorganization proceeding;

- we breach any of our obligations under any other bond, debenture, note or other evidence of indebtedness involving an amount exceeding $1,000,000; or

- one or more judgments for the payment of money in an amount in excess of $1,500,000 are rendered against our company, which judgments shall remain undischarged for a period of thirty (30) days;

Notes Issued on February 24, 2006

- we fail to pay any amount due under any of the convertible notes immediately;

- we fail to comply with any of the other agreements contained in the convertible notes or other related agreements after we are given twenty (20) days notice of such non-compliance;

- any representation, warranty, certificate or other statement (financial or otherwise) made or furnished by or on behalf of our company in connection with the convertible note is false, incorrect, incomplete or misleading in any material respect;

- we (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian over our company or our assets; (ii) are unable to pay our debts as they mature; (iii) make a general assignment for the benefit of our creditors; (iv) are dissolved or liquidated in whole or in part; or (v) we or someone else commences a bankruptcy, insolvency or reorganization proceeding;

- we breach any of our obligations under any other bond, debenture, note or other evidence of indebtedness involving an amount exceeding $500,000;

- our common stock is not listed or quoted on a trading market for five or more trading days;

- we fail to deliver a share certificate within five trading days after delivery of such certificate is required;

- we fail to have a sufficient number of authorized but unissued and unreserved shares available to issue upon conversion of the notes;

- we effect or publicly announce our intentions to effect any exchange recapitalization or other transaction that effectively rewards or requires physical delivery of share certificates; or

- the effectiveness of the registration statement required to be filed in connection with the notes issued on February 24, 2006 lapses for five or more trading days.

If an event of default occurs, the holders of the convertible notes can elect to require us to pay all of the outstanding principal amount, plus all other accrued and unpaid amounts under the convertible notes.

Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts payable under any of the convertible notes in cash (including any interest on such amounts and any applicable late fees under the convertible notes), the holders of the notes may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible notes, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the convertible notes, or to enforce the payment of the outstanding convertible notes or any other legal or equitable right or remedy. This would have an adverse effect on our continuing operations.

All of our assets are secured and consequently if we default on the convertible notes, our continued operation will be adversely affected.

We are financing our operations primarily through the issuance of the equity and debt securities, including the convertible notes. The convertible notes have been secured primarily by all of our assets. If we default on any of these convertible notes, the holders would be entitled to seize all of our assets and take control of our business which events would have a material adverse effect on our business.

Any significant downward pressure on the price of our common stock could encourage short sales by the holders of the convertible notes or by others. Such short sales may in turn place additional downward pressure on the market price of our common stock.

The convertible notes do not contain any restrictions on short selling. Accordingly, any significant downward pressure on the price of our common stock as the noteholders sell shares of our common stock could encourage short sales by them or others, subject to applicable securities laws. In turn, sales of a substantial number of shares of our common stock by way of short sales could further depress the market price of our stock.

In an ordinary or "uncovered" short sale, a selling stockholder causes his or her executing broker to borrow the shares to be delivered at the completion of the sale from another broker, subject to an agreement to return them upon request, thereby avoiding the need to deliver any shares actually owned by the selling stockholder on the settlement date for the sale. Since the selling stockholder does not own the shares that are sold, the selling stockholder must subsequently purchase an equivalent number of shares in the market to complete or "cover" the transaction. The selling stockholder will realize a profit if the market price of the shares declines after the time of the short sale, but will incur a loss if the market price rises and he or she is forced to buy the replacement shares at a higher price. Accordingly, a declining trend in the market price of our common stock may stimulate short sales.

Assuming that the holders of the convertible notes and share purchase warrants convert their convertible notes or exercise their share purchase warrants, there will be substantial dilution of your shares of our common stock.

As disclosed above, the holders of the convertible notes may ultimately convert the full amount of the convertible notes and exercise all of their outstanding share purchase warrants and we may elect to pay the quarterly interest payments in shares of our common stock. They may then sell all of the resulting shares of common stock into the public market. This will result in dilution to the interests of other holders of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling security holders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 24,655,288 shares of common stock issued and outstanding as of March 1, 2006. When this registration statement is declared effective, the selling security holders may convert their convertible notes and exercise their share purchase warrants. Under such circumstances, up to 8,325,318 shares will be added to the number of issued and outstanding shares of our company, not including any shares of common stock that may be issued as interest payments on the convertible notes and not including additional shares which may be issuable as a result of any adjustments that may be made to the conversion price of the notes or the exercise price of the warrants. As a result of this registration statement, a substantial number of our shares of common stock may be issued and may be available for resale, which could have an adverse effect on the price of our common stock.

To the extent any of the selling security holders convert any of their convertible notes or exercise any of their share purchase warrants, and then resell the shares of common stock issued to them upon such conversion or exercise, as applicable, the price of our common stock may decrease due to the additional shares of common stock in the market.

Any significant downward pressure on the price of our common stock as the selling security holders sell the shares of our common stock could encourage short sales by the selling security holders or others. Any such short sales could place further downward pressure on the price of our common stock.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet generated significant revenues. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our Bulldog Online Security Systems to market. We have estimated that we will require approximately $4.59 million to carry out our business plan during the next twelve month period. As at February 28, 2006 we received gross proceeds of $1,500,000 from the sale of convertible notes dated February 24, 2006 and the remaining $500,000 was received in early March 2006. As a result, we believe we have sufficient funds to satisfy our cash requirements to complete the development, commercialization and marketing of our main products, including the RB600, MiniBossTM, YardBossTM and the TankerBossTM. Our company intends to raise further equity or debt financing to expand our business activities, although we have not identified any sources of such financing. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

From inception through February 28, 2006, we have incurred aggregate net losses of $9.9 million, including a loss incurred for the six month period ended February 28, 2006 of $3.74 million and for the year ended August 31, 2005 of $3.6 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

To date, we have not yet generated any significant revenues. We have generated limited revenues from the sales of our products during the three month period ended February 28, 2006 as well as revenues in fiscal year 2005 derived from incidental consulting services. We ceased our consulting services upon the closure of our office in Boulder,

Colorado. If our revenues from sales increase, we expect to incur an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

Substantially all of our assets are held by our subsidiary, Bulldog Technologies (BC), a company incorporated in British Columbia, Canada. Consequently, most of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our officers.

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

As we proceed with the commercialization and sale of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On April 8, 2004, we commenced an action in the Supreme Court of British Columbia (Vancouver Registry No. S042363) against Reidar Ostensen and Stargate Industries Ltd. We claim: (i) damages arising from the breach of an agreement made in or about February 2000 between Bulldog Technologies (Nevada) Inc. and Reidar Ostensen, whereby Reidar Ostensen promised, among other things, to provide certain services to Bulldog Technologies (Nevada), including but not limited to serving as an officer and director of Bulldog Technologies (Nevada), in exchange for receiving 150,000 shares of common stock of Bulldog Technologies (Nevada); (ii) conversion of certain property belonging to Bulldog Technologies (Nevada) by Reidar Ostensen to his own use; and (iii) defamation. A Statement of Defence and Counterclaim was filed on July 23, 2004. The Statement of Defence alleges that the defendants were entitled to the shares, along with other shares issued by Bulldog Technologies (Nevada) to Reidar Ostensen in the name of Roseg Management Ltd., and that representations were made by Bulldog Technologies (Nevada) that the defendants would be entitled to an exchange of their shares of Bulldog Technologies (Nevada) for shares of our company upon completion of the merger between Bulldog Technologies (Nevada) and our company and that the defendants consented to the merger in reliance of that representation. The Counterclaim of the defendants alleges that our company is in breach of the merger agreement and has caused loss and damage to the defendants. We filed a Statement of Defence to the Counterclaim on August 25, 2004. We believe that there is no substantive merit to the claims made by the defendants and we intend to vigorously defend the action.

In early May 2004, Ronald G. Cranfield put our company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us. Mr. Cranfield commenced an action against Bulldog BC and its President, John Cockburn, in the Supreme Court of British Columbia, New Westminster Registry File Number S95050, on October 25, 2005. Mr. Cranfield alleges breach of a written contract dated June 11, 2001, and subsequent addenda dated December 11, 2001, March 25, 2002, June 11, 2002, October 11, 2002, January 10, 2003 and January 13, 2003. Mr. Cranfield is seeking, among other things, issuance to himself of 82,000 shares in the capital stock of our company and grant to his company, R.G.C. & Associates Travel Ltd., of exclusive distribution rights of our company’s products in Japan and Korea. On February 1, 2006, a Consent Dismissal Order was granted dismissing the action against John Cockburn, as a prior agreement between the parties bars an action against Mr. Cockburn. Our company has filed an Appearance to the action and on January 17, 2006 filed a Statement of Defence and Counterclaim. In our Counterclaim, we seek damages for breach of contract by Mr. Cranfield, for failing to provide fundraising services to our company. We believe that there is no substantive merit to the claims made by Mr. Cranfield and intend to vigorously defend the action. A trial of the action is currently scheduled for May 10 and 11, 2006.

On December 20, 2004, 635002 B.C. Ltd. commenced an action against our company in the Provincial Court of British Columbia (Small Claims Court), Richmond Registry File Number 204-18983. 635002 B.C. alleges breach of contract in connection with a Display Rental Agreement dated May 19, 2000 between Sign-O-Lite, Division of 32262 B.C. Ltd. and our company, which agreement was assigned by Sign-O-Lite to 635002 B.C. 635002 B.C. is suing for a total debt of $1,443. We filed a Reply to the Notice of Claim on January 4, 2005. The trial was originally scheduled to be heard on November 29, 2005; however, the trial had to be adjourned at the request of the claimant. We paid $749 to the claimant to settle the action on March 27, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 1, 2005, we issued 12,500 shares of common stock to an accredited investor upon the investor's exercise of warrants at $1.25 per share. We issued the shares to an accredited investor (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933.

On December 1, 2005, we issued 150,000 shares of common stock to an investor upon the investor's conversion of $159,000 of a $600,000 convertible note. We issued the shares relying on Section 3(a)(9) of the Securities Act of 1933.

On December 2, 2005, we issued 30,007 shares of common stock to four accredited investors as interest payments on convertible notes issued on August 29, 2005. We issued the shares to accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933.

On December 6, 2005, we issued 200,000 shares of common stock to an investor upon the investor's conversion of $212,000 of a $600,000 convertible note. We issued the shares relying on Section 3(a)(9) of the Securities Act of 1933.

On December 13, 2005, we issued 3,200 shares of common stock to one of our suppliers in consideration of services rendered to our company. We issued the shares in an offshore transaction to one non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 1, 2006, we issued 20,499 shares of common stock to four accredited investors as interest payments on convertible notes issued on August 29, 2005. We issued the shares to accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933.

On March 3, 2006, we issued 100,000 shares of common stock to an investor upon the investor’s conversion of $100,000 of a $600,000 convertible note. We issued the shares relying on Section 3(a)(9) of the Securities Act of 1933.

On March 8, 2006, we issued 129,000 shares of common stock to an investor upon the investor’s conversion of $129,000 of a $600,000 convertible note. We issued the shares relying on Section 3(a)(9) of the Securities Act of 1933.

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
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.22(8)	Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn
10.23(8)	Employment Agreement dated May 1, 2004 with Matthew S.K. Yoon
10.24(8)	Assignment Agreement dated May 6, 2004 between Impact Capital Partners Limited, Pacificwave Partners Limited and Bulldog Technologies Inc.
10.25(8)	Employment Agreement dated May 10, 2004 between Bulldog Technologies Inc. and Robin Wald
10.26(8)	Release and Settlement Agreement dated May 28, 2004 with Jerzy Babkowski
10.27(9)	Employment Agreement dated July 7, 2004 with James McMillan
10.28(9)	Employment Agreement dated July 7, 2004 with Darrel Huskey
10.29(9)	Employment Agreement dated July 14, 2004 with Pat Donohue
10.30(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Brett Millar	50,000
	Charles Miller	50,000
	Darrel Huskey	450,000
	Pat Donohue	300,000
10.31(9)	Consulting Agreement dated July 23, 2004 with Aurelius Consulting Group, Inc.
10.32(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	John Cockburn	825,000
	James McMillan	600,000
	Heetor Robin Wald	300,000
	Jan Roscovich	300,000
	Matthew Yoon	150,000
	Valery Krutov	180,000
	Volodmymyr Lyaskalo	75,000
	Sam Raich	180,000

10.33(9)	Amendment Agreement dated August 1, 2004 with James McMillan
10.34(9)	Amendment Agreement dated August 1, 2004 with Darrel Huskey
10.35(9)	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn
10.36(9)	Amendment Agreement dated August 1, 2004 with Matthew Yoon
10.37(9)	Amendment Agreement dated August 8, 2004 with Pat Donohue
10.38(9)	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer
10.39(9)	Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.
10.40(9)	Distribution Agreement dated September 24, 2004 with Phase II Financial
10.41(9)	Employment Agreement dated October 28, 2004 with Mark Stoochnoff
10.42(10)	Employment Agreement dated November 15, 2004 with Richard Booth
10.43(10)	Employment Agreement dated November 15, 2004 with Gordon Hardman
10.44(10)	Employment Agreement dated November 15, 2004 with Michael Carpenter
10.45(10)	Employment Agreement dated November 15, 2004 with John Pyne
10.46(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Denis Beaudoin	300,000
	Richard Booth	300,000
	Gordon Hardman	300,000
	Michael Carpenter	300,000
	John Pyne	300,000
	Brett Millar	50,000
	Boo Jock Chong	50,000
	Alan Atkinson	300,000
	Jose Rueda	150,000
10.47(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Michael Molina	50,000
	Steven Flores	100,000
10.48(11)	Engineering service agreement dated January 11, 2005 with Goliath Solutions, LLC
10.49(11)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Alexander Lashkov	80,000

	Robert Dierker	50,000
	Aaron Hei Ying Mak	100,000
	Renato Kwan	50,000
	Jessica Glass	30,000
	Jerald M. Quadros	60,000
	Mark Stoochnoff(1)	300,000
	Kristina Beach	20,000
10.50(11)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Laura Baun(1)	30,000
	Jon Garcia(1)	30,000
	Joe C. Martinez(1)	30,000
10.51(11)	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin
10.52(11)	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin
10.53(11)	Option cancellation agreement dated April 4, 2005 with Jose Rueda
10.54(12)	Termination agreement dated April 27, 2005 with James McMillan
10.55(12)	Settlement agreement dated April 15, 2005 with Alexander Potter
10.56(12)	Mutual Termination Agreement dated June 24, 2005 with Goliath Solutions LLC
10.57(13)	Convertible Note and Warrant Purchase Agreement dated August 29, 2005, with Omicron Master Trust, Nite Capital, LP, RHP Master Fund, Ltd. and Iroquois Master Fund Ltd.
10.58(13)	Form of Convertible Note
10.59(13)	Form of Warrant Certificate
10.60(14)	Stock Option Agreement with Bertrand Huchberger
10.61(14)	Form of Stock Option Agreement with the following:
	Name	Number of Options

	Stephen Ware	60,000
	Michael Slocik	375,000
10.62(14)	Form of Stock Option Agreement with the following:
	Name	Number of Options

	Joanne Beach	20,000
	Alex Chen	30,000
	Jose de Sequera	45,000
	Ron Dormiz	30,000
	Phil Evans	60,000
	Raymond Fung	30,000
	Kelly Legros	20,000

	Jose Rivero	80,000
	Charles Seaman	100,000
	Douglas Stevens	50,000
	Heather Thomson	60,000
	Jan Roscovich	400,000
10.63(15)	Director Services Agreement dated December 6, 2005 with Scott H. Smith
10.64(15)	Form of Stock Option Agreement with Scott H. Smith
10.65(16)	Form of Stock Option Agreement with George Landis
10.66(17)

Securities Purchase Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.67(17)	Form of Convertible Note with the following:
	Name	Principal of Note

	Nite Capital, LP	$250,000
	RHP Master Fund, Ltd.	$250,000
	Iroquois Master Fund Ltd.	$350,000
	Omicron Master Trust	$250,000
	Otto W. Hoernig, III	$250,000
	RAQ, LLC	$150,000
	Alpha Capital AG	$250,000
	Enable Growth Partners LP	$182,500
	Enable Opportunity Partners LP	$30,000
	Pierce Diversified Strategy Master Fund LLC	$37,500
10.68(17)	Form of Warrant Certificate with the following:
	Name	Number of Warrants

	Nite Capital, LP	405,660
	RHP Master Fund, Ltd.	716,981
	Iroquois Master Fund Ltd.	723,585
	Omicron Master Trust	561,321
	Otto W. Hoernig, III	250,000
	RAQ, LLC	150,000
	Alpha Capital AG	250,000
	Enable Growth Partners LP	182,500
	Enable Opportunity Partners LP	30,000
	Pierce Diversified Strategy Master Fund LLC	37,500
10.69(17)

Security Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.70(17)

Pledge Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

21.1*	Subsidiaries of Bulldog Technologies Inc. Bulldog Technologies (BC) Inc. (incorporated in British Columbia) Bulldog Technologies Mexico, S.A. DE C.V. (incorporated in Mexico)
(31)	302 Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	906 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

(1)	Previously submitted with our Current Report on Form 8-K filed on November 4, 2003.
(2)	Previously submitted with our Form SB-2 that was originally filed with the commission on September 28, 2002.

(3)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.

(4)	Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.

(5)	Previously submitted with our Current Report on Form 8-K filed on November 20, 2003, as amended on November 24, 2003.

(6)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.

(7)	Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.

(8)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.

(9)	Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.

(10)	Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.

(11)	Previously submitted with our Quarterly Report on Form 10-QSB filed on April 15, 2005.

(12)	Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2005.
(13)	Previously submitted with our Current Report on Form 8-K filed on September 7, 2005.

(14)	Previously submitted with our Current Report on Form 8-K filed on December 1, 2005.
(15)	Previously submitted with our Current Report on Form 8-K filed on December 9, 2005.
(16)	Previously submitted with our Current Report on Form 8-K filed on December 30, 2005.
(17)	Previously submitted with our Current Report on Form 8-K filed on February 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ John Cockburn

John Cockburn, President and Chief Executive Officer

(Principal Executive Officer)

Date: April 19, 2006

By: /s/ Matthew S.K. Yoon

Matthew S.K. Yoon, Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 19, 2006