Form 10QSB
period 2006-05-31
BULLDOG TECHNOLOGIES INC
filed 2006-08-22
CIK 1193158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number:  000-50321

BULLDOG TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0377543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Riverside Place, Suite 301 — 11120 Horseshoe Way, Richmond, B.C., Canada  V7A 5H7

(Address of principal executive offices)

(604) 271-8656

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 18, 2006, the number of shares issued and outstanding of the registrar’s class of Common Stock was 24,980,372 and 24,880,372, respectively.

Transitional Small Business Disclosure Format (Check One): ☐ Yes   ☒ No

BULLDOG TECHNOLOGIES, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets at May 31, 2006, and August 31, 2005	2
	Consolidated Statements of Operations for the three and nine months ended May 31, 2006 and 2005 and the cumulative period from September 23, 1998 (Date of Inception) through May 31, 2006	3
	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended May 31, 2006	4
	Consolidated Statements of Cash Flows for the nine months ended May 31, 2006 and 2005 and the cumulative period from September 23, 1998 (Date of Inception) through May 31, 2006	5
	Notes to Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33-34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34-40

	Signatures	41

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

BULLDOG TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited - Amounts stated in thousands of US dollars, except share and per share amounts)

	May 31,	August 31,
	2006	2005
ASSETS
Current assets:
Cash	$314	$150
Short-term investments (Note 5)	345	465
Accounts receivable	98	27
Inventory (Note 6)	334	329
Prepayment to trade suppliers	136	172
Prepaid expense	114	241
Total current assets	1,341	1,384
Property, plant and equipment, net	572	574
Deferred financing costs (Note 9)	1,701	—
Total assets	$3,614	$1,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$402	$243
Customer deposit	117	—
Liability for warrants subject to registration (Note 9 and 10)	2,843	499
Total current liabilities	3,362	742
Convertible notes payable (Note 9)	402	—

Commitments and contingent liabilities (Note 1 and 12)	—	—

Stockholders’ equity (capital deficit):
Preferred stock; $.01 par value; 10,000,000 shares authorized; none issued and outstanding as of May 31, 2006 and August 31, 2005, respectively	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 24,904,787 and 24,047,317 shares issued and outstanding as of May 31, 2006 and August 31, 2005, respectively	25	24
Additional paid-in capital	9,649	7,201
Deficit accumulated in the development stage	(10,249)	(6,194)
Accumulated other comprehensive income	425	185
Total stockholders’ equity (capital deficit)	(150)	1,216
Total liabilities and stockholders’ equity	$3,614	$1,958

The accompanying notes are an integral part of these consolidated financial statements.

BULLDOG TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - Amounts stated in thousands of US dollars, except share and per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative from September 23, 1998 (Date of Inception) through
	2006	2005	2006	2005	May 31, 2006
Revenues	$45	$183	$125	$243	$448
Cost of goods sold	38	—	93	—	93
Gross margin	7	183	32	243	355
Expenses:
General and administrative:
Consulting fees and commissions	74	119	241	458	1,660
Depreciation	44	24	135	60	283
Office and general	167	158	568	402	1,632
Professional fees	182	67	335	205	901
Rent	37	34	109	75	337
Salaries and wages	631	521	1,651	1,532	5,811
Trade shows, travel and marketing	166	133	403	378	1,196
Research and development	473	119	925	362	2,111
	1,774	1,175	4,367	3,472	13,931
Loss from operations	(1,767)	(992)	(4,335)	(3,229)	(13,576)

Interest and other income and expense:
Gain on revaluation of liability for warrants (Note 9 and 10)	2,092	126	1,372	537	5,272
Interest and other income	14	8	27	48	85
Interest expense	(335)	—	(723)	—	(761)
Loss on settlement of accounts payable	—	—	—	—	(954)
Foreign exchange gain (loss)	(22)	19	(64)	(72)	17
Amortization of deferred financing costs	(294)	—	(332)	—	(332)
Other income, net	1,455	153	280	513	3,327
Net loss	$(312)	$(839)	$(4,055)	$(2,716)	$(10,249)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.17)	$(0.12)
Weighted average common shares used in computing net loss per common share, basic and diluted	24,891,265	23,987,475	24,527,767	23,634,961

The accompanying notes are an integral part of these consolidated financial statements.

BULLDOG TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited - Amounts stated in thousands of US dollars, except share and per share amounts)

					Deficit
					Accumulated
	Common Stock		Additional	Cumulative	During the	Total
	Number of		Paid-in	Translation	Development	Stockholders’
	Shares	Amount	Capital	Adjustment	Stage	Equity
Balance at September 1, 2005	24,047,317	$24	$7,201	$185	$(6,194)	$1,216
Beneficial conversion option on the August 2005 convertible notes (Note 9)			836			836
Issuance of common stock upon November 2005 conversion of August 2005 convertible notes @ $1.06 per share (Note 9)	212,264	1	137			138
Stock option compensation (Note 11)	—	—	123			123
Issuance of common stock upon exercise of Series A warrants @ $1.25 per share (Note 10)	12,500	—	16			16
Issuance of common stock upon December 2005 conversion of August 2005 convertible notes @ $1.06 per share (Note 9)	350,000	—	214			214
Beneficial conversion option on the February 2006 convertible notes			789			789
Modification to conversion option of February 2006 convertible notes			125			125
Issuance of common stock in December 2005 in lieu of cash for interest on August 2005 convertible notes @ $1.39 per share (Note 10)	30,007	—	42			42
Issuance of common stock in lieu of cash for services provided @ $1.07 per share (Note 10)	3,200	—	3			3
Issuance of common stock in March 2006 in lieu of cash for interest on August 2005 convertible notes @ $1.12 per share (Note 10)	20,499	—	23			23
Issuance of common stock upon March 2006 conversion of August 2005 convertible notes @ $1.00 per share (Note 10)	229,000	—	140			140
Net loss				—	(4,055)	(4,055)
Foreign exchange translation adjustment				240		240
Balance at May 31, 2006	24,904,787	$25	$9,649	$425	$(10,249)	$(150)

The accompanying notes are an integral part of these consolidated financial statements.

BULLDOG TECHNOLOGIES, INC.

(A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Amounts stated in thousands of US Dollars)

	For The Nine Months Ended May 31,		Cumulative from September 23, 1998 (Date of Inception) through May 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(4,055)	$(2,716)	$(10,249)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	135	60	283
Amortization of beneficial conversion option	570	—	570
Amortization of deferred financing costs	332	—	332
Gain on revaluation of liability for warrants	(1,372)	(537)	(5,272)
Issuance of common stock for services	3	362	1,601
Issuance of common stock for interest expense	65	—	65
Fair value ascribed to options granted to non-employees	123	279	905
Expenses paid by affiliates	—	—	301
Loss on settlement of accounts payable	—	—	954
Changes in assets and liabilities:
Accounts receivable	(71)	(178)	(97)
Inventory	20	(74)	(291)
Prepayment to suppliers	36	(72)	(136)
Prepaid expenses	140	94	(3)
Accounts payable, accrued liabilities and deposit from customer	424	(165)	1,149
Net cash flows (used in) by operating activities	(3,650)	(2,947)	(9,888)
Cash flows from investing activities:
Purchase of property, plant and equipment	(90)	(257)	(774)
Short-term investments	149	2,197	(183)
Net cash flows (used in) provided by investing activities	59	1,940	(957)
Cash flows from financing activities:
Loans payable	—	—	55
Shares repurchased	—	—	(20)
Issuance of common stock	16	1,073	7,494
Issuance of convertible notes payable, net of issue costs	3,757	—	3,757
Net cash flows provided by financing activities	3,773	1,073	11,286
Net change in cash and cash equivalents	182	66	441
Effect of exchange rate changes on cash	(18)	1	(127)
Cash and cash equivalents at beginning of period	150	46	—
Cash and cash equivalents at end of period	$314	$113	$314
Supplemental Disclosure of Cash Flow Information:
Interest received	$—	$—	$18

Non-cash Investing and Financing Activities:
Issuance of shares in settlement of accounts payable	$68	$173	$1,624
Issuance of shares upon conversion of convertible notes	491	—	351
Issuance of shares for services included in prepaid	—	114	252
Issuance of shares in settlement of loans payable	—	—	54
Issuance of shares on recapitialization (Note 3)	—	—	1

The accompanying notes are an integral part of these consolidated financial statements.

BULLDOG TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006 and August 31, 2005
(Unaudited — amounts stated in US$000’s, except share and per share amounts)

1.               Description of Business and Accounting for Reverse Acquisition

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

In September 2005, Bulldog BC incorporated a wholly owned subsidiary in Mexico, Bulldog Technologies Mexico, S.A. de C.V., to conduct business in Mexico.  As of May 31, 2006, Bulldog Technologies Mexico, S.A. de C.V. was inactive.

2.               Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as a Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its subsidiaries, Bulldog Technologies (BC) Inc. and Bulldog Technologies Mexico, S.A. de C.V.  All significant inter-company transactions have been eliminated on consolidation.  The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of May 31, 2006, the Company has accumulated consolidated operating losses since inception of $10,249.  The continuation of the Company is dependent upon the successful completion of development and marketing of its security systems, the continuing support of creditors and stockholders as well as achieving a profitable level of operations.  In August 2005, the Company entered into an agreement with four (4) investors to raise $2,100 through the issuance of convertible notes (Note 9).  This financing was funded in September 2005 and the Company received proceeds of $1,883, net of transaction costs of $217.  In February 2006, the Company entered into an agreement with ten (10) investors to raise $2,000 through the issuance of additional convertible notes (Note 9).  In February 2006 and March 2006, the Company received aggregate proceeds of $1,874, net of transaction costs of $126.  In July 2006, the Company raised $750 pursuant to a subordinated secured promissory note which is due on September 28, 2006 (Note 13).  Management believes it will require approximately $3,900 over the twelve (12) month period ending May 31, 2007 to continue operations.  We intend to raise additional funds through the issuance of equity and/or debt; and through the negotiation of strategic relationships that may provide funding as a result of distribution, technology or product development, or licensing arrangements.  However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.  Amounts raised, if any, will be used to continue the development, marketing and sales of the Company’s products; and for general working capital purposes.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future if the Company can attract additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2005 included in the Company’s 10-KSB Annual Report.  The Company follows the same accounting policies in the preparation of interim reports.

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

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44.  Generally, under APB No. 25, compensation expense is recognized for options granted to employees and directors (for their services as directors) only if the option price is less than the market price of the underlying common stock on the date of the grant.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net loss, as reported	$(312)	$(839)	$(4,055)	$(2,716)
Deduct: Stock-based employee compensation expense determined under fair value based method	(506)	(844)	(1,726)	(2,107)
Pro forma, net loss	$(818)	$(1,683)	$(5,781)	$(4,823)
Basic and diluted loss per share:
As reported	$(0.01)	$(0.03)	$(0.17)	$(0.12)
Pro forma	$(0.03)	$(0.07)	$(0.23)	$(0.20)

During the nine month period ended May 31, 2006 the Company granted 1,360,000 options to fourteen employees at a weighted average exercise price of $1.48 per option.  Of these options granted, 20,000 were forfeited subsequent to the date of grant but prior to May 31, 2006.  The options expire between December 1, 2010 and December 26, 2010.  The weighted average fair value of the options granted was $1.54 per option estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk free rate of 5.0% and an expected life of 5 years.  Such amount is being amortized on a straight-line basis over the vesting periods of 36 months.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.”  Among other things, SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”  These hybrid financial instruments would include both assets and liabilities.   SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 05-7 (“EITF 05-7”), “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  According to EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment.

In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19.  In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification.  The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option.  A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value).  The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN No. 48 are effective as of the beginning of its 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN No. 48 on the financial statements.

The Company has not yet determined the effect of future implementation of these new standards on its consolidated financial statements.

3.               Recapitalization

In November 2003, the Company closed an agreement with the stockholders of Bulldog BC and Bulldog Nevada (companies under common control) whereby the Company acquired the issued and outstanding shares of Bulldog BC and Bulldog Nevada on a one-for-one basis in exchange for 710,000 and 9,081,500 shares of the Company’s common stock, respectively.  At the acquisition date, all of Bulldog Nevada’s shares had been exchanged while 695,800 of Bulldog BC’s common shares had been exchanged leaving 14,200 common shares of Bulldog BC still to be exchanged.  As of May 31, 2006, only 2,000 shares still had to be exchanged.

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

4.               Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation, adjustments and minimum pension liability adjustments.  During the three and nine months ended May 31, 2006 and 2005, the Company’s only item of other comprehensive income or loss was a result of the effect of foreign currency translation.

	Three Months Ended		Nine Months Ended
	May 31		May 31,
	2006	2005	2006	2005
Net loss	$(312)	$(839)	$(4,055)	$(2,716)
Other comprehensive income (loss)	(126)	(28)	(240)	239
Comprehensive loss	$(438)	$(867)	$(4,295)	$(2,477)

5.               Short-term Investments

Short-term investments consist of amounts held under guaranteed investment certificates of the Royal Bank of Canada and bearing interest at rates ranging from 3.6% to 4.1% per annum, maturing on various dates through June 2006.

6.               Inventory

Inventory consisted of the following:

	May 31,	August 31,
	2006	2005
Components	$198	$154
Work in progress	—	64
Finished goods	136	111
	$334	$329

7.               Bank Loan

The Company had a demand operating line of credit of approximately $386 (CDN$450) (August 31, 2005 - $379 (CDN$450)) which bore interest at 5% per annum and was payable monthly.  The Company’s line of credit agreement was collateralized by short-term investments.  The Company had not previously used this credit facility.  In January 2006, the Company terminated the operating line of credit.

8.               Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company entered into agreements with two directors for services commencing November 17, 2003 whereby the Company agreed to issue an aggregate of 275,000 shares of common stock vesting monthly of which 23,000 shares were issued in November 2003 and 69,000 shares were issued in June 2004.  The remaining 183,000 shares were issued during the nine month period ended May 31, 2005.  During the three and nine month periods ended May 31, 2005 the Company recorded $Nil and $102, respectively, as compensation expense related to the shares earned by the directors under these agreements based on the quoted market price of $1.50 per share of common stock on the agreement date.  As of May 31, 2005, all common shares had been issued to the directors of the Company pursuant to this agreement and the Company had no further obligations in respect of this arrangement.

Related party transactions were recorded at the exchange amount, being the amount established and agreed to by the related parties.

9.              Convertible Notes

August 2005 Convertible Notes

In August 2005, the Company entered into an agreement with four (4) accredited investors (the “August 2005 Investors”) to sell an aggregate of $2,100 of 6% convertible notes (the “August 2005 Notes”) which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.06 per share, subject to adjustment according to the terms of the note agreement.  In connection with the February 2006 Notes, as further described herein, the conversion price was reduced to $1.00 per share pursuant to the anti-dilution provisions of the August 2005 Notes.  In September 2005, the Company received net proceeds from this transaction of approximately $1,883, net of transaction costs for placement agents, legal and accounting of approximately $217.  The interest payable on the principal amount outstanding under the convertible notes is payable quarterly in cash or common shares, at the option of the Company, with the number of shares to be determined by dividing the interest payable by the market price as defined in the August 2005 Notes agreement.  The Company may elect to make the quarterly interest payments in shares of common stock at a conversion price equal to the then current market price, which is equal to the closing sale price of our Company’s common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the 20 day period immediately prior to the date of the interest payment.  The August 2005 Notes will mature on August 29, 2010.

In connection with the issuance of the August 2005 Notes, each investor also received detachable share purchase warrants.  Each share purchase warrant entitles the investor to purchase one share of common stock and is exercisable for a period of five (5) years, at an exercise price per warrant of $1.25, subject to adjustment in accordance with the terms of the warrant.  In connection with the February 2006 Notes, as further described herein, the exercise price was reduced to $1.15 per warrant pursuant to the anti-dilution provisions of the August 2005 Notes.  The Company issued 792,453 warrants to the August 2005 Investors in September 2005 and an additional 166,415 warrants to a placement agent on the same terms.

In accordance with the Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated August 29, 2005 (See Note 10), the Company was required to use its best efforts to file and cause the registration statement of the Company’s common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the 90th calendar day following the closing date of the agreement and the fifth (5th) trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the “Effective Date”).  The Company is also required to keep the registration statement continuously effective for a period of two (2) years from the Effective Date in respect of the August 2005 Notes agreement.

Consequently, the warrants issued in connection with these private placements are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19.  Accordingly, the Company initially recorded the fair value of these warrants as a liability.  Subsequently, such amount is being re-measured on each balance sheet date based on the then fair value of the warrants with the adjustment charged to the Consolidated Statement of Operations.

The proceeds of the convertible notes have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 0027”).  Accordingly, $448 was allocated to the notes and $836 was allocated to the embedded conversion option and $816 was originally allocated to the detachable warrants.  The issuance cost of the convertible notes amounted to $388 (inclusive of the fair value of $171 related to 166,415 warrants issued to the placement agent, the agent fees paid in cash and the legal and accounting expenses incurred as described above) is recognized in the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight-line basis over the term of debt.  The amount allocated to the embedded conversion option is also amortized on a straight-line basis over the term of debt.  The fair value of the warrants was calculated as described in Note 10.

As a result of the February 28, 2006 change in conversion price noted above, an additional amount had been allocated to the embedded conversion option of $125.

February 2006 Convertible Notes

On February 24, 2006, the Company entered into an agreement with ten (10) investors to sell an aggregate of $2,000 of convertible notes (the “February 2006 Notes”) which entitle the investors to convert all or any part of the principal outstanding under the convertible notes into common shares at $1.00 per share, subject to adjustment according to the terms of the February 2006 Notes agreement.  The February 2006 Notes bear interest on the outstanding principal amount until the February 2006 Notes are paid in full at an annual rate of the greater of six percent (6%) or LIBOR plus 300 basis points (8.12% at May 31, 2006).  Pursuant to the terms of the February 2006 Notes agreement, the February 2006 Notes are convertible into shares of our common stock.  The total principal of $2,000 is to be repaid in 14 monthly instalments commencing on June 24, 2006.  These repayments may be payable in cash or in shares of common stock at the market price, as further defined in the February 2006 Notes agreement.  Interest accrues on the unpaid balance of the principal amount of each note, is payable on a quarterly basis commencing on March 31, 2006 and may be payable in cash or in shares of common stock at the market price at the option of the Company.  Market price is defined in the note to equal 90% of the volume weighted average trading price per share for the 20 day period immediately prior to the date the principal repayment or the interest payment is due.  The Company may not make a principal repayment or interest payment in shares of common stock unless the closing price on the day the principal repayment or interest is due, as the case may be, is greater than the volume weighted average trading price for the 20 trading days preceding such principal repayment or interest payment date.  All principal and interest on the February 2006 Notes shall be due on August 24, 2007.

On June 24, 2006, the Company paid in cash its first monthly principal amortization and quarterly interest payment of $143 and $41, respectively, on the February 2006 Notes.

In connection with the February 2006 Notes, the Company received aggregate proceeds of $1,874 through fundings in February 2006 and March 2006, net of legal and placement agent fees of $126.  In February 2006, eight (8) investors provided the initial $1,500 portion of the February 2006 Notes and the balance of $500 was funded by two (2) investors in March 2006.

In connection with the issuance of the February 2006 Notes, each investor also received detachable share purchase warrants.  Each share purchase warrant entitles the investor to purchase one share of common stock and is exercisable for a period of five (5) years, at an exercise price per warrant of $1.15, subject to adjustment in accordance with the terms of the warrant.  The Company issued 1,500,000 share purchase warrants to the eight (8) investors in February 2006 and the remaining 500,000 share purchase warrants to the other two (2) investors in March 2006.

In consideration of the August 2005 Investors agreement to participate in the February 2006 Notes financing, the Company agreed to issue to the August 2005 Investors an additional 1,307,547 share purchase warrants, pro rated based on the principal amount of notes held by the respective investor on February 24, 2006.  The warrants have an exercise price of $1.15, subject to adjustment in accordance with the terms of the warrant and are exercisable for a period of five (5) years.

As a result of the execution of a registration rights agreement, with terms and conditions similar to the August 2005 Notes, the warrants issued in connection with the February 2006 Notes require net-cash settlement and are classified as liabilities in accordance with EITF Issue No. 00-19.

The proceeds of the February 2006 Notes of $2,000, of which $1,500 was received in February 2006 and $500 was received in March 2006, have been allocated to the notes, warrants and beneficial conversion option in accordance with EITF 00-27.  Accordingly, $Nil was allocated to the notes and $789 was allocated to the embedded conversion option and $1,211 was allocated to the 2,000,000 detachable warrants.  The issuance cost of the convertible notes which amounted to $1,646 (inclusive of the fair value related to the 1,307,547 additional warrants of $1,520, the agent fees, legal and accounting expenses incurred as described above) is recognized on the Consolidated Balance Sheet as deferred financing costs and is amortized on a straight line basis over the term of debt.  The amount allocated to the embedded conversion option is also amortized on a straight-line basis over the term of debt.  The fair value of the warrants was calculated as described in Note 10.

The convertible notes are summarized as follows:

		Convertible Debt Allocations
	Convertible Debt (Fair Value)	Convertible Debt per the Balance Sheet	Allocated Face Value Convertible Debt	Beneficial Conversion Option	Original Warrant Valuation
August 2005 Note issuance	$2,100	$448	$1,284	$836	$816
Conversion of Notes:
November 2005 conversion	(225)	(48)	(137)	(89)	—
December 2005 conversion	(350)	(79)	(214)	(135)
Amortization of August 2005 Note beneficial conversion option		102		(102)
Incremental increase to beneficial conversion option		(125)		125
February 2006 Note issuance	2,000	—	789	789	1,211
March 2006 conversion	(229)	(35)	(140)	(105)
Amortization of February 2006 Note beneficial conversion option		139		(139)
	$3,296	$402	$1,582	$1,180	$2,027

In connection with the August 2005 Note and February 2006 Note (the “Notes”), the Company incurred aggregate transaction costs of $2,033, which have been recorded as deferred financing costs in the balance sheet and are being amortized on a straight-line basis over the term of the respective Notes.  As of May 31, 2006, deferred financing costs was $1,701.  For the three and nine month periods ended May 31, 2006, amortization of deferred financing costs was $294 and $332, respectively.

As collateral for payment and satisfaction of all of Company’s obligations under the notes issued on February 24, 2006 and August 2005, the Company granted a continuing first priority security interest in and to all of its assets (presently owned and those that are to be acquired in the future) to the holders of the notes.

10.         Capital Stock

April 2004 Private Placement of Shares and Warrants

In April 2004, the Company completed a private placement and issued 2,219,611 units for gross proceeds of approximately $4,994 (the “April 2004 Financing”).  Each unit consisted of one (1) common share, 1/4 Series A share purchase warrant, and 1/2 Series B share purchase warrant.  The Company issued 554,902 Series A share purchase warrants exercisable at $3.50 per share for a period of five (5) years, which were subsequently repriced to $1.25 in September 2005 in connection with certain anti-dilution provisions as a result of a convertible note issuance in August 2005 (See Note 9).  The Company also issued 1,109,806 Series B share purchase warrants in connection with the April 2004 Financing, which were exercisable at $2.25 per share until the earlier of fourteen (14) months after April 14, 2004 or eight (8) months after a registration statement is declared effective.  The registration statement was declared effective by the SEC on June 2, 2004.  In connection with the April 2004 Financing, the Company paid a placement fee of approximately $300.  Additionally, the Company has accrued and paid six percent (6%) of any monies received on the exercise of these warrants.  The Series B share purchase warrants expired on February 2, 2005.

On November 5, 2004, holders of the Series B share purchase warrants exercised 309,806 of those warrants for gross proceeds of approximately $589. The Company paid a placement fee in cash of approximately $35, or 6% of the gross proceeds, as required under the original private placement agreement to the placement agent who originally identified the investors in April 2004.  As an inducement to early exercise, the Company temporarily reduced the exercise price of the Series B share purchase warrants to $1.90 per share if exercised on or before November 5, 2004.  All other terms and conditions of the warrants remained unchanged.  As of November 5, 2004, approximately $293 was recorded as additional paid-in capital on revaluation of the liability for warrants subject to registration rights.  This balance represented the prorated amount of the liability on the exercise date of November 5, 2004.  The fair value of the warrants was estimated using the Black-Scholes option pricing model at that date with the following assumptions: dividend yield of 0%, expected volatility of 186%, risk-free interest rate of 3.51% and an expected life of 10 months for the exercised Series B warrants.

In accordance with the Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated April 2004, the Company was required to use its best efforts to file and cause the registration statement of the Company’s common stock to be declared effective under the Securities Act of 1933, as amended, as promptly as possible, but in any event, no later than the earlier of the ninetieth (90th) calendar day following the closing date of the agreement and the fifth (5th) trading day following the date on which the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments (the “Effective Date”).  The Company is also required to keep the registration statement continuously effective for a period of two (2) years from the Effective Date.

Consequently, the warrants issued in connection with April 2004 Financing are deemed to require net-cash settlement and are classified as liabilities in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19.  Accordingly, the Company initially recorded the fair value of these warrants as a liability.  Subsequently, such amount is being re-measured on each balance sheet date based on the then fair value of the warrants with the adjustment charged to the Consolidated Statement of Operations.

As of May 31, 2006, the Company has 4,808,817 (Note 11) share purchase warrants outstanding composed of the following: (i) Series A warrant exercisable into 542,402 shares of the Company’s common stock at $1.25 per share, (ii) August 2005 Notes detachable warrants exercisable into 958,868 shares of the Company’s common stock at $1.15 per share, and (iii) February 2006 Notes detachable warrants exercisable into 3,307,547 shares of the Company’s common stock at $1.15 per share.  As of May 31, 2006 the liability for the fair value of the warrants recorded on the balance sheet was $2,843 (August 31, 2005 - $499).  For the three and nine month periods ended May 31, 2006, the Company recorded a gain on revaluation of liability for warrants subject to registration rights of approximately $2,092 and $1,372, respectively.  For the three and nine month periods ended May 31, 2005, the Company recorded a gain on revaluation of liability for warrants subject to registration rights of approximately $126 and $537, respectively.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected volatility	186%	186%	186%	186%
Risk-free interest rate	4.14% - 4.72%	3.39% - 3.88%	4.14% - 4.72%	3.39% - 3.88%
Expected life	3.10 to 5.00 years	3.88 years	3.10 to 5.00 years	3.88 years

Upon the exercise, cancellation or lapsing of obligations under the Registration Rights Agreement, a pro-rata amount of the liability will be reclassified to Stockholders’ Equity using the Black-Scholes value as of that date.

Other Capital Stock

On May 4, 2004, the Company entered into an employment agreement with an employee, to issue 150,000 shares of the Company’s common stock as compensation, of which 75,000 shares were issued on November 29, 2004 and another 75,000 shares were issued to him on March 11, 2005.  The value attributed to the common stock issued to the employee was $324 based on the quoted market value of the Company’s common stock of $2.16 per share on the agreement date of May 4, 2004.  At May 31, 2006 prepaid expenses includes $36 (August 31, 2005 - $90) in respect of common shares issued to the employee but not yet earned by the employee under this agreement based on the quoted market price of $2.16 per share of common stock on the agreement date.

In July 2004, the Company entered into a six (6) month service agreement to issue 5,000 shares per month for a total of 30,000 shares.  Upon expiry of the service agreement the Company extended the original agreement on a month-to-month basis under the original terms.  During August 2004, the Company issued 15,000 shares pursuant to the agreement.  The value attributed to the common stock was approximately $25 based on the quoted market price of the Company’s common stock of $1.69 per share at the agreement date.  The Company issued a an additional 30,000 shares of common stock during the year ended August 31, 2005 based on the weighted average market price of $1.24 for services rendered up to the date of termination of the contract.  The agreement was terminated during the 2005 fiscal year.

In November 2005 and December 2005, certain holders of convertible notes (See Note 9) converted an aggregate of $575 of convertible notes into 562,264 shares. Of the 562,264 shares issued, 212,264 shares were converted at $1.06 per share and 350,000 shares were converted at $1.00 per share.

On December 7, 2005, an investor exercised Series A warrants at the exercise price of $1.25 per share to purchase 12,500 shares of our common stock for net proceeds of $16.

On December 13, 2005, the Company issued 3,200 shares to a supplier as part-settlement of a debt.  The value attributed to the common stock was $3 based on the quoted market price of the Company’s common stock of $1.07 per share at the settlement date.

On December 1, 2005, the Company issued 30,007 common shares to the holders of the convertible notes as payment for interest.  The value attributed to the common stock was $42 based on the quoted market price of the Company’s common stock of $1.39 per share at the settlement date.

On March 1, 2006, we issued 20,499 shares of common stock to four (4) accredited investors as interest payments on convertible notes issued on August 29, 2005.  The value attributed to the common stock was $23, or $1.12 per share, based on the average of the quoted market price for the twenty (20) day period prior to the March 1, 2006 settlement date.

On March 3, 2006, we issued 100,000 shares of common stock to an investor upon the investor’s conversion of $100 of a $600 convertible note.

On March 8, 2006, we issued 129,000 shares of common stock to an investor upon the investor’s conversion of $129 of a $600 convertible note.

11.         Stock Options and Warrants

Stock Option Plan

In March 2004, the Board of Directors approved the Company’s 2004 Stock Option Plan (the “2004 Plan”).  The 2004 Plan provides for the granting of stock options to key employees, directors and consultants to purchase up to 5,000,000 common shares of the Company.  Under the 2004 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company’s common stock on the grant date.  In the case of options granted to an employee who owns stock possessing more than ten percent (10%) of the voting power of all classes of the Company’s stock on the date of grant, the option price must not be less than 110% of the fair market value of the common stock on the grant date.  Options granted may be exercised over a term not to exceed ten (10) years from the date of grant (five (5) years in the case of an incentive stock option granted to a holder of ten percent (10%) or more of the voting power of all classes of the Company’s common stock), subject to the terms of the 2004 Plan.  Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

The 2004 Stock Option Plan was amended and, effective November 17, 2004, authorized the issuance of a maximum of 7,000,000 shares of common stock to eligible employees, directors, officers and employees of the Company or its subsidiaries.

Stock Options

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires compensation costs associated with stock options granted to non-employees to be recognized based on the fair value of the stock options using the Black-Scholes option pricing model.  Stock-based compensation for non-

employees is re-measured on each balance sheet date until such options vest.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  Unvested stock options are re-measured on each balance sheet date for the purpose of determining stock option compensation, and are amortized on a straight-line basis over the vesting period of 10 months.

As of May 31, 2006 and 2005, the fair value of these options using the Black-Scholes option pricing model was based on the following weighted average assumptions:

	2006	2005
Dividend yield	None	None
Expected volatility	186%	186%
Risk-free interest rate	5.00%	3.53%
Expected life	5 years	5 years

The compensation expense arising from options issued to consultants in fiscal 2006 and 2005 is amortized over the vesting period of the options.  For the three and nine month periods ended May 31, 2006, the Company recorded compensation expense in connection with options issued to consultants of $59 and $123, respectively.  For the three and nine month periods ended May 31, 2005, the Company recorded compensation expense in connection with options issued to consultants of $53 and $279, respectively.

The following table summarizes the stock option transactions and the weighted average exercise prices thereof:

	Number of Options	Weighted Average Exercise Price
Outstanding at August 31, 2005	6,065,000	$1.60
Granted	—
Forfeited	(1,590,000)	$1.62
Outstanding at November 30, 2005	4,475,000	$1.58
Granted	1,560,000	$1.46
Forfeited	(500,000)	$1.50
Outstanding at February 28, 2006	5,535,000	$1.57
Granted	—
Forfeited	(756,667)	$1.59
Outstanding at May 31, 2006	4,778,333	$1.56
Exercisable at May 31, 2006	2,629,987	$1.58
Exercisable at August 31, 2005	2,056,667	$1.59

During the nine months ended May 31, 2006, the Company granted 1,360,000 options to fourteen (14) employees at a weighted average exercise price of $1.48 per option.  The options expire between December 1, 2010 and December 26, 2010. The Company granted a further 100,000 stock options to a director at an exercise price of $1.30 per share, and granted 50,000 stock options each to two (2) advisory board members at an exercise price of $1.25 per share.  The options expire on December 6, 2010, October 19, 2010 and December 20, 2010, respectively.  The weighted average fair value per option granted based on the value determined at the respective grant dates was $1.57.

On June 19, 2006, the Company terminated six (6) employees in connection with a restructuring plan initiated by management in June 2006.  Five (5) of these terminated employees had been granted a total of 855,000 options at a weighted average exercise price of $1.45 per option.  As a result of the termination, a total of 534,170 options, representing the unvested portion of the options previously granted to these employees, and having a weighted average exercise price of $1.41 per option were cancelled as of June 19, 2006.  Pursuant to the terms of the termination, four (4) of the terminated employees may exercise up to 45,831 shares at a weighted average exercise price of $1.67 for a period of three (3) months from the termination date; and one (1) terminated employee may exercise up to 274,999 shares at a weighted average exercise price of $1.47 for a period of six (6) months from the termination date.

A summary of the common share options exercisable and outstanding at May 31, 2006 was as follows:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
125,000	$0.50	February 25, 2009	125,000
150,000	$2.20	May 4, 2009	150,000
50,000	$2.20	May 14, 2009	50,000
50,000	$2.42	July 16, 2009	50,000
1,943,333	$1.60	May 8, 2009	1,255,833
50,000	$1.64	August 5, 2009	50,000
400,000	$1.60	December 16, 2009	241,667
100,000	$1.60	December 22, 2009	100,000
340,000	$1.70	January 25, 2010	141,666
50,000	$1.15	March 14, 2010	50,000
50,000	$1.25	October 19, 2010	40,000
460,000	$1.25	December 1, 2010	113,331
795,000	$1.60	December 1, 2010	165,824
60,000	$1.30	December 6, 2010	60,000
45,000	$1.60	December 12, 2010	5,000
30,000	$1.60	December 19, 2010	3,333
50,000	$1.25	December 20, 2010	25,000
30,000	$1.60	December 26, 2010	3,333
4,778,333			2,629,987

No compensation expense was recorded for options granted to employees under the intrinsic method of accounting in the reporting periods as the exercise prices equal or exceed the fair market values of the Company’s common stock on the respective dates of grant.

Warrants

The following table summarizes the fully exercisable warrant transactions during the nine months ended and as of May 31, 2006:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at August 31, 2005	554,902	$1.25
Series A warrants exercised (Note 10)	(12,500)	$1.25
Warrants issued in connection with August 2005 convertible note financing (Note 9)	958,868	$1.15
Warrants issued in connection with February 2006 convertible note financing (Note 9)	3,307,547	$1.15
Warrants outstanding at May 31, 2006	4,808,817	$1.16

A summary of share purchase warrants outstanding as of May 31, 2006 was as follows:

	Number of Warrants Outstanding	Exercise Price	Expiry Date
April 2005 private placement of shares and warrants - Series A warrants (Note 10)	542,402	$1.25	April 15, 2009
August 2005 convertible notes (Note 9)	958,868	$1.15	August 29, 2010
February 2006 convertible notes (Note 9)	3,307,547	$1.15	February 24, 2011
	4,808,817

12.       Contingent Liabilities

During the normal course of business activity, the Company was involved in litigation proceedings, certain lawsuits and other claims at May 31, 2006.  Two (2) of these lawsuits were settled subsequent to May 31, 2006.

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog Technologies (BC) Inc. claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000.  On October 17, 2001, Bulldog Technologies (BC) filed a Statement of Defence and Counterclaim.  Bulldog Technologies (BC)’s defense alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability.  Bulldog Technologies (BC)’s counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment.  Accordingly, we are seeking an order that Reliability return 200,000 shares of our common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.  On February 8, 2005, Reliability commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S050718) against our company claiming damages for conversion and punitive damages for failing to deliver the shares that form the subject matter of the lawsuit filed in the Supreme Court of British Columbia under Vancouver Registry No. S013516.  In May 2006, these matters were settled as evidenced by a Settlement Agreement dated May 9, 2006 executed by the parties whereby Bulldog Technologies (BC) agreed to pay Reliability CDN$22,500 and Reliability agreed to return 100,000 shares of the Company’s common stock.  Bulldog Technologies (BC) remitted to Reliability a check for CDN$22,500 on April 25, 2006 and Reliability returned 100,000 shares of the Company’s common stock on June 2, 2006.  The effect of this settlement is included in accounts payable with the corresponding charge to professional fees in the consolidated statement of operations.

In early May 2004, Ronald G. Cranfield put our Company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us.  Mr. Cranfield commenced an action against Bulldog BC and its President, John Cockburn, in the Supreme Court of British Columbia, New Westminster Registry File Number S95050, on October 25, 2005.  Mr. Cranfield alleges breach of a written contract dated June 11, 2001, and subsequent addenda dated December 11, 2001, March 25, 2002, June 11, 2002, October 11, 2002, January 10, 2003 and January 13, 2003.  Mr. Cranfield is seeking, among other things, issuance to himself of 82,000 shares in the capital stock of our company and grant to his company, R.G.C. & Associates Travel Ltd., of exclusive distribution rights of our Company’s products in Japan and Korea.  On February 1, 2006, a Consent Dismissal Order was granted dismissing the action against John Cockburn, as a prior agreement between the parties bars an action against Mr. Cockburn.  Our Company has filed an Appearance to the action and on January 17, 2006 filed a Statement of Defence and Counterclaim.  In our Counterclaim, we seek damages for breach of contract by Mr. Cranfield, for failing to provide fundraising services to our Company.  On May 9, 2006, the matter was settled and the parties entered into a Mutual Release and Settlement Agreement.  In consideration of this agreement, Bulldog BC agreed to issue 50,000 shares of the Company’s common stock, subject to Rule 144 of the 1933 Act.  The 50,000 shares were issued to Cranfield on June 21, 2006.  The effect of this settlement is included in accounts payable at the prevailing market rate of $0.63 per share, the closing quoted price on the date of settlement, with the corresponding charge to professional fees included in the consolidated statement of operations.

The outcome of the remaining matters is subject to future resolution.  Management’s evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.  The outcome of these other matters is presently indeterminable.  Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

13.       Subsequent Events

On June 1, 2006, we issued 25,585 shares of common stock to four (4) accredited investors as interest payments on convertible notes issued on August 29, 2005.  The value attributed to the common stock was $19, or $0.76 per share, based on the average of the quoted market price for the twenty (20) day period prior to the June 1, 2006 settlement date.

On June 6, 2006, the Company executed a financial advisory agreement (the “Advisory Agreement”) with a strategic advisor (the “Advisor”) to advise and assist management and the Board of Directors in the development and execution of a restructuring plan.  The Advisory Agreement provides for cash compensation of $20 per month for the three month period ending August 31, 2006, which may be extended upon mutual agreement of the parties on a month-to-month basis.  In connection with the Advisory Agreement, the Company granted to the Advisor a ten (10) year option to exercise 1,000,000 shares of the Company’s common stock pursuant to the 2004 Stock Option Plan at an exercise price equal to the fair market value on the date of grant, which was $0.46 per share.  The option vests on August 31, 2006.

On June 26, 2006, the Company executed a one-year employment agreement with Mr. Paul G. Harrington, who was appointed the Company’s President and Chief Executive Officer effective July 1, 2006.  The employment agreement, provides Mr. Harrington a base salary of $150, a guaranteed bonus of $75 to be earned on the one-year anniversary of the execution date of the employment agreement, an additional bonus of $75 to be earned upon the achievement of performance criteria, and an option to purchase 500,000 shares of the Company’s stock, vesting over three (3) years and exercisable for a period up to ten (10) years from the date of grant.

As of June 30, 2006, Mr. John Cockburn, the Company’s then Chairman, President and Chief Executive Officer, resigned as President and Chief Executive Officer and entered into a settlement agreement and release of all claims (the “Settlement Agreement”) with the Company.  In consideration of the Settlement Agreement, the Company will pay Mr. Cockburn a total of $42, payable in four (4) equal monthly instalments of $10.5 beginning July 1, 2006.  On August 4, 2006, Mr. John Cockburn resigned as a member of the Board of Directors of the Company and as its Director of Global Sales.  Mr. Cockburn’s resignation was a result of his desire to pursue other personal interests.  In connection with Mr. Cockburn’s resignation there were no disagreements with the Company’s Board of Directors or management.

On July 10, 2006, the Company executed a Note Purchase Agreement and Ninety (90) Day Subordinated Secured Promissory Note (collectively, the “Note”) with an investment group (the “Investor”).  This short-term financing, which was dated as of June 30, 2006, provides the Company with $750 in immediate working capital to facilitate the restructuring of the Company.  The Note, which bears interest at the rate of one percent (1%) above the prime lending rate (8.25% as of June 30, 2006), requires principal and accrued interest to be repaid on September 28, 2006.  In connection with the Note, the Company also entered into a Security Agreement, which provides the Investor with a security interest and lien in and to all assets of the Company and its subsidiaries (the “Secured Obligations”).  Notwithstanding the aforementioned, the Investor has agreed to subordinate the payment and lien of any and all Secured Obligations to any and all Senior Debt, including any security interests and liens afforded to the investors in the February 2006 Notes.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Future Operating Results

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “CDN$” refer to Canadian dollars and all references to “common shares” or “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we,” “us” and “our” mean Bulldog Technologies Inc., formerly Northward Ventures, Inc., the term “Bulldog BC” refers to Bulldog Technologies (BC) Inc., a British Columbia, Canada corporation, and the term “Bulldog Nevada” refers to Bulldog Technologies Inc., a Nevada corporation.

Overview

History

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

Our business involves the development, manufacture and sale of the Bulldog Online Security System, which is commonly referred to as “BOSS,” designed to prevent cargo theft from cargo containers, tractor-trailers, cargo vans, tanker trucks, storage yard containers and other transportation and storage equipment.

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

Plan of Operations

Explanation of Plan of Operations

To date, we have not generated any significant revenues.  All revenues prior to and including the quarter ended November 30, 2005 were generated primarily from incidental consulting services.  We commenced generating revenues from the sale of our BOSSTM systems during the six months ended May 31, 2006.  As a result, we have included a discussion of our plan of operations for the twelve (12) month period ending May 31, 2007 as such discussion is more informative to our shareholders.

Cash Requirements

We anticipate that we will expend approximately $3.9 million on our BOSSTM product business during the next twelve-month period to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, and purchase equipment.  The estimated expenditures are in tandem with our business plan to generate sales of our products in North America, Latin America and Europe.  These estimated expenditures required during the twelve (12) month period ending May 31, 2007 are as follows:

Operating expenses (in thousands):
Sales and marketing	$400
Research and development	500
Manufacturing and engineering	300
General and administrative	550
Salaries and wages	1,944
Total operating expenses	3,694
Capital expenditures	200
Total estimated expenditures	$3,894

Sales and Marketing

We are targeting four (4) major primary markets: (i) retail, (ii) pharmaceutical, (iii) high technology, and (iv) government.  We are focused on selling our products to the manufacturers of goods in three (3) of those commercial markets.  Government sales will be handled through a value added reseller.  Currently, we are working on business opportunities in North America, Latin America and Europe.  We are promoting our products through multiple channels, namely industry trade shows, distributors, security consultants and our own sales team.  We currently have distributors covering markets in North America and Latin America, and anticipate engaging new distributors, resellers and sales agents.  We believe we have made progress in Mexico and Ecuador through the appointment of Value Added Resellers.  There has been interest in our products, especially for the RoadBoss, which could ease the flow of containers through the borders between Mexico and the United States.

We are currently negotiating with several potential customers for the sale of our MiniBoss and RoadBoss products for pilot programs.  We anticipate that we will expend approximately $400,000 during the next twelve-

month period on sales and marketing activities such as trade shows, conducting pilot projects, advertising and other marketing activities.

Research and Development

We have commercialized our MiniBoss product line for commercial deployment and are in the process of commercial deployment for our new RoadBoss II line.  At the same time, we are also improving the product features and components with the intention of upgrading their performance.  We are expending a significant amount of resources in developing our own proprietary AVL software and radio frequency design.  We are planning to continue our research and development on the following new products:

-                    Commercial Vehicle/Cargo Tracking.  We have completed the integration of the hybrid global positioning system (GPSOne) protocol into our existing security systems, but the hybrid global positioning system (GPSOne) is currently only available on Sprint’s North American network.  We are also working with various GSM based assisted global positioning system (GPS) capabilities as well.  GSM is the globally deployed cellular technology, and by completing this technology development, we could open global markets to our products, as well as continue to reduce cost and improve functionality.

-                    Automated Vehicle Location, (AVL) software.  We have completed the initial development of our new asset management and security monitoring application, and we plan to continue to improve the functionality of this software offering.

-                    Asset Management Products.  We have commenced the commercial deployment of our integrated long range radio frequency identification products, and will continue the research and development effort to support emerging wireless communication standards, such as Zigbee, which could allow our security systems to be operationally combined with asset management systems with the view to providing increased functionality and a better return on investment model.

-                    Tanker Security System.  We are planning to continue additional functionality development on our tanker security system, which we believe will allow for the monitoring of liquids transported in industrial tanker trucks.

-                    Sensor Monitoring Products.  We have leveraged our design competencies in radio frequency identification with the standardization of Zigbee to create asset monitoring tags which should give our customers the ability to monitor asset location, temperature, and other valuable sensor information with our monitoring infrastructure.

We anticipate expending approximately $500,000 during the next twelve-month period on research and development activities on our BOSS product line.

Manufacturing and Engineering

We expect to spend $300,000 in the next twelve-month period on materials, moulds and engineering services in ramping up the manufacturing process and in improving our engineering capabilities.  We expect to incur costs in the development and commercialization of our new models of the Mini BOSSTM and Road BOSSTM.

General and Administrative Expenses

We expect to spend $550,000 during the next twelve-month period on general and administrative expenses including legal and auditing fees, insurance, investor relations, rent, office equipment and other administrative related expenses.  These expenses relate to operating costs of our offices in Richmond, British Columbia and Bellingham, Washington.  Our office in Bellingham provides technical support for provisioning our products onto the Sprint network for air-time services related to the MiniBoss.  We have set up computer servers for the air-time services.

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

Employees

We expect that we will spend $1.9 million in salaries during the next twelve months.  Our Company currently employs 30 employees.

Future Operations and Ability to Continue as a Going-Concern

We have incurred accumulated losses of approximately $10,249 from inception on September 23, 1998 through May 31, 2006.

As noted above, management of our Company projects that we require approximately $3.9 million to fund our ongoing operating expenses, and working capital requirements for the next twelve-month period.  In August 2005 and February 2006 we completed convertible note financings resulting in gross proceeds of $2.1 million and $2.0 million, respectively.  In July 2006, we executed a $750,000 subordinated secured promissory note with an investment group that provides for the repayment of principal and accrued interest on September 28, 2006.  Although we commenced generating revenues from the sale of our BOSSTM systems during the six months ended May 31, 2006, we will be unable to generate sufficient sales revenues to meet our operating expenses for the foreseeable future.  Accordingly, until we achieve positive operating cash flow generated through the generation of substantial sales, we will require additional financing to bring our products into commercial operation, finance working capital, provide for operating expenses and capital expenditures, and repay the subordinated secured promissory note.  We intend to raise additional funds through the issuance of equity and/or debt; and through the negotiation of strategic relationships that may provide funding as a result of distribution, technology or product development, or licensing arrangements.  However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Our ability to continue as a going concern and the continuation of our business is dependent upon successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities or convertible debt instruments by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the August 31, 2005 consolidated financial statements in our Form 10-KSB filed with the Securities and Exchange Commission on November 29, 2005.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) would require our Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.”  Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”  These hybrid financial instruments would include both assets and liabilities.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue 05-7 (“EITF 05-7”), “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”

According to EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments having substantially different terms (or a substantial modification of the terms of existing debt) is deemed tantamount to a debt extinguishment.

In EITF 05-7, the Task Force provides the following additional guidance in the application of EITF 96-19.  In determining whether a substantial modification has been made to a convertible debt instrument (and thus whether an extinguishment has occurred), the change in fair value of the related embedded conversion option should be included in the EITF 96-19 analysis, with such change calculated as the difference between the fair values of the option immediately before and after the modification.  The modification of a convertible debt instrument should affect subsequent recognition of interest expense with respect to changes in the fair value of the embedded conversion option.  A new beneficial conversion feature should not be recognized nor should an existing one be reassessed upon modification to a convertible debt instrument (i.e., the only value associated with the modification of the embedded conversion option to be accounted for should be the change in its fair value).  The foregoing consensus is effective for future modifications of debt instruments beginning in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN No. 48 are effective as of the beginning of its 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN No. 48 on the financial statements.

The company has not yet determined the effect of future implementation of these new standards on our consolidated financial statements.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis.  We have accumulated a deficit of approximately of $10,249,000 from the inception of Bulldog Technologies (BC) through May 31, 2006.  In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  We have historically satisfied our working capital needs primarily by issuing equity and debt securities.  As of May 31, 2006, we had cash and short-term investments of $659,000.  In July 2006, we executed a $750,000 subordinated secured promissory note with an investment group that provides for the repayment of principal and accrued interest on September 28, 2006.  We intend to raise additional funds through the issuance of equity and/or debt; and through the negotiation of strategic relationships that may provide funding as a result of distribution, technology or product development, or licensing arrangements.  However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.  These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock Compensation

Prior to recent financings, to conserve cash, we engaged in a number of transactions where we have used our common stock as consideration for services or in settlement of debt and payables.  In such situations, the value attributable to the service or debt settlement is largely determined based on the quoted market price of our common stock around the respective agreement dates.  To the extent we may offer stock to consultants at a discount to the quoted market price in settlement of debt, a loss is recognized in our Statement of Operations.

Stock Options

We apply Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans.  Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure,” requires our Company to provide pro forma information regarding net income as if compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  We have elected to continue to account for stock based compensation to employees under APB No. 25.

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

Warrants issued with Registration Rights

We issued warrants subject to registration rights as part of our 2006 and 2005 private placements of convertible notes and the 2004 private placement of shares in our common stock.  In accordance with Emerging Issues Task Force Issue (“EITF”) 00-19, the value attributable to such warrants are to be presented as a liability on our balance sheet until the earlier of the date the subject warrants are exercised, expired or the date which is two years following the effective date of the respective registration statements covering the 2005 and 2004 private placements.

We value the warrants using the Black-Scholes pricing model based on expected fair value at the issuance date.  On a quarterly basis, the warrants are revalued with the resultant change in value being reflected as a gain or loss on our statement of operations.  At May 31, 2006, the value recorded on our consolidated balance sheet in respect of the warrants was approximately $2,843,000.  Upon exercise or cancellation of the warrants, a pro rata amount of the liability will be reclassified to equity at the Black-Scholes value on that date.

As discussed above, the Black-Scholes calculation uses assumptions and estimates, the determination of which is subject to management’s judgment.  Such assumptions upon which the calculation is based are disclosed in the notes to our consolidated financial statements.

The valuation of the warrants and stock options is calculated using the Black Scholes option pricing model which is sensitive to the volatility and market price of the shares.  The variables used in the Black Scholes option pricing model as at May 31, 2006 are the risk free rate: 4.14%-4.72%; volatility: 186%; dividend rate : 0%; and expected life of 3.10 to 5.00 years.

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

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline.  The risks and uncertainties described below are not the only ones we may face.  The Company believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory and political uncertainties in those markets where the Company may sell its product; and risks related to the performance and acceptance of the Company’s technology and products.  Such statements are based on managements’ current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information, you are encouraged to review the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the period ended August 31, 2005, and Quarterly Reports on Form 10-QSB for the periods ended November 30, 2005 and February 28, 2006.  The Company assumes no obligation to update the information contained in this filing.

We have issued convertible notes and share purchase warrants, and our obligations under the convertible notes and the warrants pose risks to the price of our common stock and our continuing operations.

On February 24, 2006, we issued convertible notes in the aggregate principal amount of $2,000,000, which mature on August 24, 2007.  In September 2005, we issued convertible notes in the aggregate principal amount of $2,100,000, which will mature on August 29, 2010.  The convertible notes provide that the holder of the notes may convert the outstanding principal and accrued interest into shares of our common stock.  We also have the option of paying interest on the notes in shares of our common stock.  The purchasers of the convertible notes also hold an aggregate of 2,792,453 share purchase warrants.  The placement agent received 166,415 share purchase warrants in connection with the private placement on August 29, 2005.  In addition, we agreed to issue additional warrants to purchase an aggregate of 1,307,547 of our common stock to the four (4) accredited investors who participated in the private placement on August 29, 2005.

The terms and conditions of the convertible notes and the share purchase warrants pose unique and special risks to our continuing operations and the price of our common stock.  Some of those risks are outlined below.

The holders of the convertible notes have the option of converting the convertible notes into shares of our common stock, and we may elect to make principal repayments and/or interest payments under the convertible notes in shares of our common stock.  The holders of the convertible notes may also exercise their common share purchase warrants.  If the convertible notes are converted or the share purchase warrants are exercised, the debt outstanding will be reduced, however, there will be dilution of your shares of our common stock and you will own a smaller percentage of the Company.

The issuance of shares of our common stock as a result of (i) conversion of principal repayments on the convertible notes, or the payment of related interest in lieu of cash, and/or (ii) the exercise of the share purchase warrants, will result in dilution to the interests of other holders of our common stock.

The principal amount of the convertible notes may be converted at the option of the holders into shares of our common stock at a set price of $1.00 per share, subject to adjustment pursuant to the anti-dilution provisions as set forth in each of the convertible notes.  In addition, we may elect to make principal repayments on the convertible notes issued on February 24, 2006 or interest payments on all of the convertible notes in shares of our common stock at a conversion price equal to the then current market price, which is equal to 90% of the closing sale price of our Company’s common stock for the twenty (20) day period immediately prior to the date of the principal repayment or interest payment for the notes issued on February 24, 2006 and the closing sale price of our Company’s common stock (or if no closing sale prices are reported, the average of the closing bid and ask prices) for the twenty (20) day period immediately prior to the date of the interest payment for the notes issued on August 29, 2005.

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

We will be considered in default of the convertible notes if any of the following events, among others, occurs:

Notes Issued on August 29, 2005:

•      we fail to pay any amount due under any of the convertible notes within fifteen (15) days of any notice sent to us by the holder of the convertible note that we are in default of our obligation to pay;

•      we fail to comply with any of the other agreements contained in the convertible notes or other related agreements after we are given ten (10) days written notice of such non-compliance;

•      any representation, warranty, certificate or other statement (financial or otherwise) made or furnished by or on behalf of our company in connection with the convertible note is false, incorrect, incomplete or misleading in any material respect;

•      we (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian over our company or our assets; (ii) are unable to pay our debts as they mature; (iii) make a general assignment for the benefit of our creditors; (iv) are dissolved or liquidated in whole or in part; or (v) we or someone else commences a bankruptcy, insolvency or reorganization proceeding;

•      we breach any of our obligations under any other bond, debenture, note or other evidence of indebtedness involving an amount exceeding $1,000,000; or

•      one or more judgments for the payment of money in an amount in excess of $1,500,000 are rendered against our company, which judgments shall remain undischarged for a period of thirty (30) days.

Notes Issued on February 24, 2006:

•      we fail to pay any amount due under any of the convertible notes immediately;

•      we fail to comply with any of the other agreements contained in the convertible notes or other related agreements after we are given twenty (20) days notice of such non-compliance;

•      any representation, warranty, certificate or other statement (financial or otherwise) made or furnished by or on behalf of our company in connection with the convertible note is false, incorrect, incomplete or misleading in any material respect;

•      we (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian over our company or our assets; (ii) are unable to pay our debts as they mature; (iii) make a general assignment for the benefit of our creditors; (iv) are dissolved or liquidated in whole or in part; or (v) we or someone else commences a bankruptcy, insolvency or reorganization proceeding;

•      we breach any of our obligations under any other bond, debenture, note or other evidence of indebtedness involving an amount exceeding $500,000;

•      our common stock is not listed or quoted on a trading market for five (5) or more trading days;

•      we fail to deliver a share certificate within five (5) trading days after delivery of such certificate is required;

•      we fail to have a sufficient number of authorized but unissued and unreserved shares available to issue upon conversion of the notes;

•      we effect or publicly announce our intentions to effect any exchange recapitalization or other transaction that effectively rewards or requires physical delivery of share certificates; or

•      the effectiveness of the registration statement required to be filed in connection with the notes issued on February 24, 2006 lapses for five or more trading days.

If an event of default occurs, the holders of the convertible notes can elect to require us to pay all of the outstanding principal amount, plus all other accrued and unpaid amounts under the convertible notes.

Some of the events of default include matters over which we may have some, little or no control.  If a default occurs and we cannot pay the amounts payable under any of the convertible notes in cash (including any interest on such amounts and any applicable late fees under the convertible notes), the holders of the notes may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible notes, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the convertible notes, or to enforce the payment of the outstanding convertible notes or any other legal or equitable right or remedy.  This would have an adverse effect on our continuing operations, including the potential to go out of business.

All of our assets are secured and consequently if we default on the convertible notes and the promissory note, our continued operation will be adversely affected, including the risk that the Company could go out of business.

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

The convertible notes do not contain any restrictions on short selling.  Accordingly, any significant downward pressure on the price of our common stock as the noteholders sell shares of our common stock could encourage short sales by the noteholders or others, subject to applicable securities laws.  In turn, sales of a substantial number of shares of our common stock by way of short sales could further depress the market price of our stock.

In an ordinary or “uncovered” short sale, a selling stockholder causes his or her executing broker to borrow the shares to be delivered at the completion of the sale from another broker, subject to an agreement to return them upon request, thereby avoiding the need to deliver any shares actually owned by the selling stockholder on the settlement date for the sale.  Since the selling stockholder does not own the shares that are sold, the selling stockholder must subsequently purchase an equivalent number of shares in the market to complete or “cover” the transaction.  The selling stockholder will realize a profit if the market price of the shares declines after the time of the short sale, but will incur a loss if the market price rises and he or she is forced to buy the replacement shares at a higher price.  Accordingly, a declining trend in the market price of our common stock may stimulate short sales.

Assuming that the holders of the convertible notes and share purchase warrants convert their convertible notes or exercise their share purchase warrants, there will be substantial dilution of your shares of our common stock.

As disclosed above, the holders of the convertible notes may ultimately convert the full amount of the convertible notes and exercise all of their outstanding share purchase warrants and we may elect to pay the quarterly interest payments in shares of our common stock.  This will result in dilution to the interests of other holders of our common stock and, consequently, may contribute to a decline in the market price of the Company’s common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling security holders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  We had 24,904,787 shares of common stock issued and outstanding as of May 31, 2006.  In connection with the registration statement filed in connection with the issuance of the February 24, 2006 convertible notes, which was declared effective in March 2006, the selling security holders may convert their convertible notes and exercise their share purchase warrants.  Under such circumstances, up to 8,325,318 shares will be added to the number of issued and outstanding shares of our company, not including any shares of common stock that may be issued as interest payments on the convertible notes and not including additional shares which may be issuable as a result of any adjustments that may be made to the conversion price of the notes or the exercise price of the warrants.  As a result of this registration statement, a substantial number of our shares of common stock may be issued and may be available for resale, which could have an adverse effect on the price of our common stock.

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

Our Company has had negative cash flows from operations as we have not yet generated significant revenues.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market.  Our business plan calls for additional significant expenses necessary to bring our BOSSTM systems to market.

We have estimated that we will require approximately $3.9 million to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending May 31, 2007.  In August 2005 and February 2006 we completed convertible note financings resulting in gross proceeds of $2.1 million and $2.0 million, respectively.  In July 2006, we executed a $750,000 subordinated secured promissory note with an investment group that provides for the repayment of principal and accrued interest on September 28, 2006.  Although we commenced generating revenues from the sale of our BOSSTM systems during the six months ended May 31, 2006, we will be unable to generate sufficient sales revenues to meet our operating expenses for the foreseeable future or repay our convertible notes or promissory notes.  Accordingly, until we achieve positive operating cash flow generated through the generation of substantial sales, we will require additional financing to bring our products into commercial operation, finance working capital, provide for operating expenses and capital expenditures, and repay the convertible notes and subordinated secured promissory note.  In particular, additional capital may be required in the event that:

•      we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

•      we incur delays and additional expenses as a result of technology failure;

•      we are unable to create a substantial market for our product and services; or

•      we incur any significant unanticipated expenses.

We intend to raise additional funds through the issuance of equity and/or debt; and through the negotiation of strategic relationships that may provide funding as a result of distribution, technology or product development, or licensing arrangements.  However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on terms that are favourable to us or in sufficient amounts to satisfy our requirements.  If we require, but are unable to obtain, additional financing in the future, we will be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively.  If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations have been primarily financed through the sale of equity securities and the issuance of convertible notes and promissory note, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations.  Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products, implement our marketing plans and continue our current operations.  If the stock price declines, there can be no assurance that we can raise additional capital sufficient to meet our obligations and as a result we may be forced to scale down or even cease our operations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to obtain additional financing in the future.  The issuance of any such shares may result in a reduction of the market price of the outstanding shares of our common stock.  It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change of control of our corporation.

There is a high risk of business failure due to the fact that we have not commenced significant commercial operations.

Although we are in the initial stages of production of the BOSSTM systems, there is no assurance that we will be able to successfully develop sales of our systems.  Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

You should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of the BOSSTM systems products.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

From inception through May 31, 2006, we have incurred aggregate net losses of $10,249,000, including a loss incurred for the nine month period ended May 31, 2006 of $4,055,000 and for the year ended August 31, 2005 of $3.6 million.  We expect losses will continue.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

To date, we have not yet generated any significant revenues.  We have generated limited revenues from the sales of our products during the nine month period ended May 31, 2006 as well as revenues in fiscal year 2005 derived from incidental consulting services.  We ceased our consulting services upon the closure of our office in Boulder, Colorado.  If our revenues from sales increase, we expect to incur an increase in development and operating costs.  Consequently, we expect to incur operating losses and net cash outflow for the foreseeable future unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

Substantially all our assets and officers, and certain of our directors, are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

There are companies offering products which may compete directly with BOSSTM systems, and it is anticipated that larger, better-financed companies will develop products similar or superior to the BOSSTM systems.  Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our BOSSTM systems.  Our Company has been granted a patent in the United States, and has filed an international application claiming priority from the United States patent with the International Bureau of the World Intellectual Property Organization under the Patent Co-operation Treaty (PCT), for the invention of our continuous feedback security system for cargo containers.  The PCT patent application is in good standing and is currently pending.  We also own the domain name www.bulldog-tech.com.  We have not taken any other action to protect our proprietary technology and proprietary computer software.  If any of our competitors copies or otherwise gains access to our proprietary technology or software, or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand.  We are planning to register the trademarks “Bulldog Technologies,” “Road BOSS” and “Yard BOSS” in Canada and in the United States.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers.  Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company’s operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange.  Accordingly, shareholders may have difficulty reselling any of the shares.

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. (the “NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer, who is the Principal Executive Officer, and our Corporate Controller, who is the Principal Accounting and Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Corporate Controller concluded that our Company’s disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Company’s Chief Executive Officer and Corporate Controller as appropriate, to allow timely decisions regarding required disclosure.

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

On June 21, 2001, Reliability Engineering Associates Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S013516) against Bulldog Technologies (BC) Inc. claiming CDN$85,600 (for a design fee of CDN$80,000 plus goods and services tax), $12,198 (on account of delay costs), general damages, special damages, court ordered interest and costs for services performed pursuant to a written agreement dated for reference October 30, 2000.  On October 17, 2001, Bulldog Technologies (BC) filed a Statement of Defence and Counterclaim.  Bulldog Technologies (BC)’s defense alleges that the services were not performed or were performed negligently or inadequately and as a result no monies are owing to Reliability.  Bulldog Technologies (BC)’s counterclaim alleges that since Reliability did not provide the services contracted for, it should return 200,000 shares that we issued to Reliability in advance towards payment.  Accordingly, we are seeking an order that Reliability return 200,000 shares of our common stock or, alternatively, that the shares be cancelled; in the alternative, damages for breach of contract; costs and court ordered interest.  On February 8, 2005, Reliability commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry No. S050718) against our company claiming damages for conversion and punitive damages for failing to deliver the shares that form the subject matter of the lawsuit filed in the Supreme Court of British Columbia under Vancouver Registry No. S013516.  In May 2006, these matters were settled as evidenced by a Settlement Agreement dated May 9, 2006 executed by the parties whereby Bulldog Technologies (BC) agreed to pay Reliability CDN$22,500 and Reliability agreed to return 100,000 shares of the Company’s common stock.  Bulldog Technologies (BC) remitted to Reliability a check for CDN$22,500 on April 25, 2006 and Reliability returned 100,000 shares of the Company’s common stock on June 2, 2006.

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

In early May 2004, Ronald G. Cranfield put our Company on notice that he is contemplating measures to enforce an oral agreement that he claims he has entered into with us.  Mr. Cranfield commenced an action against Bulldog BC and its President, John Cockburn, in the Supreme Court of British Columbia, New Westminster Registry File Number S95050, on October 25, 2005.  Mr. Cranfield alleges breach of a written contract dated June 11, 2001, and subsequent addenda dated December 11, 2001, March 25, 2002, June 11, 2002, October 11, 2002, January 10, 2003 and January 13, 2003.  Mr. Cranfield is seeking, among other things, issuance to himself of 82,000 shares in the capital stock of our company and grant to his company, R.G.C. & Associates Travel Ltd., of exclusive distribution rights of our Company’s products in Japan and Korea.  On February 1, 2006, a Consent Dismissal Order was granted dismissing the action against John Cockburn, as a prior agreement between the parties bars an action against Mr. Cockburn.  Our Company has filed an Appearance to the action and on January 17, 2006 filed a Statement of Defence and Counterclaim.  In our Counterclaim, we seek damages for breach of contract by Mr. Cranfield, for failing to provide fundraising services to our Company.  On May 9, 2006, the matter was settled and the parties entered into a Mutual Release and Settlement Agreement.  In consideration of this agreement,

Bulldog BC agreed to issue 50,000 shares of the Company’s common stock, subject to Rule 144 of the 1933 Act.  The 50,000 shares were issued to Cranfield on June 21, 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2006, we issued 20,499 shares of common stock to four (4) accredited investors as interest payments on convertible notes issued on August 29, 2005.  We issued the shares to accredited investors (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On

Item 6.  Exhibits and Reports on Form 8K.

a)     Exhibits required by Item 601 of Regulation S-B

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

3.1(2)	Articles of Incorporation
3.2(2)	Bylaws
3.3(3)	Articles of Merger between Bulldog Acquisition Corp. and Northward Ventures, Inc.
10.1(2)	Option Agreement dated July 29, 2002
10.2(4)	Option amendment dated July 15, 2003

10.11(3)	Employment Agreement, dated November 17, 2003 between Bulldog Technologies Inc. and Samuel Raich
10.13(3)	Employment Agreement, dated December 24, 2003, between Bulldog Technologies Inc. and John Cockburn
10.16(5)	Packet Data Terminal 100 Distribution Agreement, dated January 27, 2004 Bulldog Technologies Inc. and EMS Technologies Canada, Ltd.
10.17(5)	Distribution Agreement, dated March 3, 2004 between Bulldog Technologies Inc. and Nettel S.A.
10.18(6)	Distribution Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.19(6)	Development Agreement, dated March 20, 2004 between Bulldog Technologies Inc. and Energy Control Systems Corp.
10.20(6)	Form of Securities Purchase Agreement with the following:

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.21(6)	Form of Registration Rights Agreement with the following:

Alexandra Global Master Fund Ltd.
Otape Investments LLC
AS Capital Partners, LLC
SRG Capital, LLC
Spectra Capital Management, LLC
Basso Equity Opportunity Holding Fund Ltd.
Basso Multi-Strategy Holding Fund Ltd.
Truk Opportunity Fund, LLC
F. Berdon Co. LP

10.22(7)	Amendment Agreement No. 1 dated May 1, 2004 between Bulldog Technologies Inc. and John Cockburn
10.30(8)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Brett Millar	50,000
	Charles Miller	50,000
	Darrel Huskey	450,000
	Pat Donohue	300,000

10.32(8)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	John Cockburn	825,000
	James McMillan	600,000
	Heetor Robin Wald	300,000
	Jan Roscovich	300,000
	Matthew Yoon	150,000
	Valery Krutov	180,000
	Volodmymyr Lyaskalo	75,000
	Sam Raich	180,000
10.35(8)	Amendment Agreement No. 2 dated August 1, 2004 with John Cockburn
10.38(8)	Commission Fee and Agency Agreement dated October 4, 2004 with Charles Hiltzheimer
10.39(8)	Distribution Agreement dated September 27, 2004 with Metro One Loss Prevention Services Group (Investigation LP Division), Inc.
10.40(8)	Distribution Agreement dated September 24, 2004 with Phase II Financial
10.46(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Denis Beaudoin	300,000
	Brett Millar	50,000
10.47(9)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Michael Molina	50,000
	Steven Flores	100,000
10.49(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Alexander Lashkov	80,000
	Robert Dierker	50,000
	Aaron Hei Ying Mak	100,000
	Renato Kwan	50,000
	Jessica Glass	30,000
	Jerald M. Quadros	60,000
	Mark Stoochnoff(1)	300,000
	Kristina Beach	20,000
10.50(10)	Form of Stock Option and Subscription Agreement with the following:
	Name	Number of Options

	Laura Baun(1)	30,000
	Jon Garcia(1)	30,000
	Joe C. Martinez(1)	30,000
10.51(10)	Stock option and subscription agreement dated March 14, 2005 with Armand Fortin
10.52(10)	Commission fee and Agency agreement dated March 31, 2005 with Armand Fortin

10.57(11)	Convertible Note and Warrant Purchase Agreement dated August 29, 2005, with Omicron Master Trust, Nite Capital, LP, RHP Master Fund, Ltd. and Iroquois Master Fund Ltd.
10.58(11)	Form of Convertible Note
10.59(11)	Form of Warrant Certificate
10.60(12)	Stock Option Agreement with Bertrand Huchberger
10.61(12)	Form of Stock Option Agreement with the following:
	Name	Number of Options

	Stephen Ware	60,000
	Michael Slocik	375,000
10.62(12)	Form of Stock Option Agreement with the following:
	Name	Number of Options

	Joanne Beach	20,000
	Alex Chen	30,000
	Jose de Sequera	45,000
	Ron Dormiz	30,000
	Phil Evans	60,000
	Raymond Fung	30,000
	Kelly Legros	20,000
	Jose Rivero	80,000
	Charles Seaman	100,000
	Douglas Stevens	50,000
	Heather Thomson	60,000
	Jan Roscovich	400,000
10.65(13)	Form of Stock Option Agreement with George Landis
10.66(14)

Securities Purchase Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.67(14)	Form of Convertible Note with the following:
	Name	Principal of Note

	Nite Capital, LP	$250,000
	RHP Master Fund, Ltd.	$250,000
	Iroquois Master Fund Ltd.	$350,000
	Omicron Master Trust	$250,000
	Otto W. Hoernig, III	$250,000
	RAQ, LLC	$150,000
	Alpha Capital AG	$250,000
	Enable Growth Partners LP	$182,500
	Enable Opportunity Partners LP	$30,000
	Pierce Diversified Strategy Master Fund LLC	$37,500

10.68(14)	Form of Warrant Certificate with the following:
	Name	Number of Warrants

	Nite Capital, LP	405,660
	RHP Master Fund, Ltd.	716,981
	Iroquois Master Fund Ltd.	723,585
	Omicron Master Trust	561,321
	Otto W. Hoernig, III	250,000
	RAQ, LLC	150,000
	Alpha Capital AG	250,000
	Enable Growth Partners LP	182,500
	Enable Opportunity Partners LP	30,000
	Pierce Diversified Strategy Master Fund LLC	37,500
10.69(14)

Security Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.70(14)

Pledge Agreement dated February 24, 2006, among the Company and Nite Capital, LP, RHP Master Fund, Ltd., Iroquois Master Fund Ltd., Omicron Master Trust, Otto W. Hoernig, III, RAQ, LLC, Alpha Capital AG, Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.71(15)	Employment Agreement dated June 26, 2006 with Paul G. Harrington.
10.72(15)	Settlement Agreement and Release of All Claims between Bulldog Technologies, Inc. and John M. Cockburn dated as of July 1, 2006.
10.73(15)	Employment Agreement dated July 1, 2006 with John M. Cockburn.
10.74(16)	Note Agreement dated as of June 30, 2006 between Bulldog Technologies, Inc. and Trellus Partners, LP.
10.75(16)	90 Day Subordinated Secured Promissory Note dated as of June 30, 2006 between Bulldog Technologies, Inc. and Trellus Partners, LP.
10.76(16)	Security Agreement dated as of June 30, 2006 between Bulldog Technologies, Inc. and Trellus Partners, LP.
21.1*	Subsidiaries of Bulldog Technologies Inc. Bulldog Technologies (BC) Inc. (incorporated in British Columbia) Bulldog Technologies Mexico, S.A. DE C.V. (incorporated in Mexico)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)                                  Previously submitted with our Quarterly Report on Form 10-QSB filed on January 21, 2004.

(4)                                  Previously submitted with our Annual Report on Form 10-KSB filed on October 24, 2003.

(5)           Previously submitted with our Quarterly Report on Form 10-QSB filed on April 19, 2004.

(6)           Previously submitted with our SB-2 Registration Statement filed on May 27, 2004.

(7)           Previously submitted with our Quarterly Report on Form 10-QSB filed on July 15, 2004.

(8)           Previously submitted with our Annual Report on Form 10-KSB filed on November 29, 2004.

(9)           Previously submitted with our Quarterly Report on Form 10-QSB filed on January 14, 2005.

(10)         Previously submitted with our Quarterly Report on Form 10-QSB filed on April 15, 2005.

(11)         Previously submitted with our Current Report on Form 8-K filed on September 7, 2005.

(12)         Previously submitted with our Current Report on Form 8-K filed on December 1, 2005.

(13)         Previously submitted with our Current Report on Form 8-K filed on December 30, 2005.

(14)         Previously submitted with our Current Report on Form 8-K filed on February 28, 2006.

(15)         Previously submitted with our Current Report on Form 8-K filed on June 26, 2006.

(16)         Previously submitted with our Current Report on Form 8-K filed on July 14, 2006.

b)     Current Reports on Form 8-K:

Current Report on Form 8-K filed April 4, 2006 reporting issuance of press release.

Current Report on Form 8-K filed April 6, 2006 reporting issuance of press release.

Current Report on Form 8-K filed April 11, 2006 reporting issuance of press release.

Current Report on Form 8-K filed April 19, 2006 reporting issuance of press release.

Current Report on Form 8-K filed April 25, 2006 reporting issuance of press release.

Current Report on Form 8-K filed April 27, 2006 reporting issuance of press release.

Current Report on Form 8-K filed May 9, 2006 reporting the resignation of Mr. Scott Smith as a director of the Company effective May 4, 2006.

Current Report on Form 8-K filed June 15, 2006 reporting (i) the termination of Mr. Matthew Yoon’s employment of the Company’s Chief Financial Officer effective April 19, 2006; (ii) the resignation of Mr. John Cockburn as Chief Executive Officer of the Company effective June 5, 2006; (iii) the appointment of Mr. Robin Wald as a member of the Board of Directors of the Company effective June 5, 2006; (iv) the appointment of Mr. Wald as the Acting Chief Executive Officer of the Company effective June 13, 2006; and (v) the appointment of a transition team to provide advisory services in the restructuring of the Company.

Current Report on Form 8-K filed July 12, 2006 reporting (i) the appointment of Mr. Paul G. Harrington as the Company’s President and Chief Executive Officer and execution of an employment agreement, effective July 1, 2006; (ii) the resignation of Mr. Robin Wald as the Acting Chief Executive Officer effective June 30, 2006; and (iii) the resignation of Mr. John Cockburn as the Company’s President, including the execution of a Settlement Agreement, effective July 1, 2006.

Current Report on Form 8-K filed July 14, 2006 reporting the execution of a Note Purchase Agreement and Ninety (90) Day Subordinated Secured Promissory Note in the amount of $750,000.

Current Report on Form 8-K filed August 10, 2006 reporting the resignation of Mr. John Cockburn as a member of the Board of Directors of the Company effective August 4, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Paul G. Harrington
Paul G. Harrington
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 22, 2006
By:	/s/ Iain D. Gordon
Iain D. Gordon
Corporate Controller
(Principal Financial and Accounting Officer)
Date: August 22, 2006